Form 10QSB
period 2001-02-28
K-1 BUILDERS INC
filed 2001-03-20
CIK 1124111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended: February 28, 2001
                                 -----------------

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


       For the transition period from               to
                                      --------------  ----------------

               Commission file number          333-46682
                                      ---------------------------------

                               K-1 Builders, Inc.
        (Exact name of small business issuer as specified in its charter)

        Nevada                                               87-0659918
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



                 198 Union Blvd. Suite #200, Lakewood, CO 80228
                    (Address of principal executive offices)

                                 (801) 420-6400
                            Issuer's telephone number


              (Former name, former address and former fiscal year,
                         if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 28, 2001 2,300,000


     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


K-1 Builders, Inc.
(A Development Stage Company)

     We have reviewed the accompanying balance sheets of K-1 Builders, Inc.(a development stage company) as of February 28, 2001 and August 31, 2000, and the related statements of operations for the three and six months and cash flows for the six months ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                               Respectfully submitted



                                               /s/ ROBISON, HILL & CO.
                                               Certified Public Accountants
Salt Lake City, Utah
March 14, 2001

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                         February 28, August 31,
                                                           ---------   --------
                                                             2001       2000
                                                           ---------   --------
ASSETS
Current Assets:
   Cash and Cash Equivalents ............................  $  12,122   $ 16,900
    Deposits ............................................      1,050       --
                                                           ---------   --------
         Total Current Assets ...........................     13,172     16,900
                                                           ---------   --------

Fixed Assets:
    Office Equipment ....................................      5,000       --
    Less Accumulated Depreciation .......................        (60)      --
                                                           ---------   --------
         Net Fixed Assets ...............................      4,940       --
                                                           ---------   --------

         Total Assets ...................................  $  18,112   $ 16,900
                                                           =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable ......................................  $     700   $   --
  Shareholder Advances ..................................       --       20,000
                                                           ---------   --------

         Total Liabilities ..............................        700     20,000
                                                           ---------   --------

Stockholders' Equity
Preferred stock, Par value $.0001
    Authorized 10,000,000 shares
    No shares issued at February 28, 2001 ...............       --         --
Common stock, Par value $.001

    Authorized 50,000,000 shares, Issued 2,300,000
    and 900,000 at February 28, 2001 and August 31, 2000       2,300        900
Additional Paid in Capital ..............................    114,438     44,100
Deficit Accumulated During Development Stage ............    (99,326)   (48,100)

                                                           ---------   --------

          Total Stockholders' Equity ....................     17,412     (3,100)
                                                           ---------   --------

          Total Liabilities and Stockholders' Equity ....  $  18,112   $ 16,900
                                                           =========   ========


                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                          Cumulative
                                                                          Since
                                                                          August 22,
                                                                          2000
                      For the Three Months Ended For the Six Months Ended Inception of
                      February 28, February 29, February 28, February 29, Development
                                   2001       2000      2001      2000    Stage
                                 ---------   ------   --------   ------  -------
Revenues .................       $    --     $ --     $   --     $ --    $  --
                                 ---------   ------   --------   ------  -------

Expenses
   Gen'l & Admin .........          37,050     --       51,226     --     99,326
                                 ---------   ------   --------   ------  -------

   Net Loss ..............       $ (37,050)  $ --     $(51,226)  $ --   $(99,326)
                                 =========   ======   ========   ======  =======



Basic & Diluted                  $   (0.02)  $ --     $  (0.03)  $ --
                                 =========   ======   ========   ======
  Loss per Share



















                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                        Cumulative
                                                                        Since
                                                                        August 22,
                                                                        2000
                                           For the Six Months Ended     Inception of
                                              February 28, February 29, Development
                                                    2001      2000      Stage
                                                   -------   -------   --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................  $(51,226) $  --     $(99,326)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation .................................       60      --           60
   Common Stock Issued for Services .............     --        --       44,100
   Contributed Capital for Expenses .............      438      --          438
   Advance Converted to Common Stock ............   20,000    20,000

Change in operating assets and liabilities:
  Refundable Deposits ...........................   (1,050)     --       (1,050)
  Accounts Payable ..............................      700      --          700
  Advances ......................................  (20,000)     --         --
                                                   -------   -------   --------
  Net Cash Used in operating activities .........  (51,078)     --      (35,078)
                                                   -------   -------   --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment ...........................   (5,000)   (5,000)
                                                   -------   -------   --------
  Net cash provided by investing activities .....   (5,000)     --       (5,000)
                                                   -------   -------   --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ..............     --        --
Proceeds From Capital Stock Issued ..............   51,300      --       52,200
                                                   -------   -------   --------
  Net cash provided by financing activities .....   51,300      --       52,200
                                                   -------   -------   --------

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................   (4,778)     --       12,122
Cash and Cash Equivalents
  at Beginning of Period ........................   16,900      --         --
                                                   -------   -------   --------

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                      Cumulative
                                                      Since
                                                      August 22,
                                                      2000
                            For the Six Months Ended  Inception of
                            February 28, February 29, Development
                                  2001        2000    Stage
                                ---------  ---------  -------
Cash and Cash Equivalents
  at End of Period ...........  $  12,122  $    --    $12,122
                                =========  =========  =======

SUPPLEMENTAL DISCLOSURE

OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest ...................  $     --   $     --    $  --
  Franchise and income taxes .  $     --   $     --    $  --

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None


















                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended February 28, 2001, are not necessarily indicative of the results that may be expected for the year ended August 31, 2000.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on August 22, 2000. Since August 22, 2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of February 28, 2001. The Company was organized as a vehicle to further develop and market building construction services for expanding companies.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                           Per-Share
                               Income        Shares          Amount
                               ------        ------          ------
                              (Numerator)   (Denominator)

                              For the Three Months Ended February 28, 2001
Basic Income per Share
Income to common shareholders $    (37,050)      2,048,000   $     (0.02)
                              ============  ==============   ===========

                              For the Six Months Ended February 28, 2001
Basic Income per Share
Income to common shareholders $    (51,226)      1,474,000   $     (0.03)
                              ============  ==============   ===========


     The effect of outstanding common stock equivalents would be anti-dilutive or immaterial for 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

     As of February 28, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $100,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
                                   (Unaudited)


NOTE 4 - RENT EXPENSE

     In February 2001, the Company began renting office facilities. The rental agreement is on a month-to-month basis with total rent of $1,000 per month. For the three months ended February 28, 2001, the total rental payments were $1,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form SB-2 for the year ended August 31, 2000 and three month period ended November 30, 2000.

     The Company's purpose is to engage in the business of development and marketing construction services for expanding companies on a local and regional level, and also on a national and international level.

Results of Operations -For the quarter ended February 28, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001.

     The Company has no business operations. The Company had $37,050 and $51,226 in expenses for the three and six month periods ended February 28, 2001 and $0 and 0 for the three and six months ended February 29, 2000. The Company had no revenues for the three and six month periods ended February 28, 2001 and February 29, 2000. Losses on operations may occur until sufficient revenues can be achieved.

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities.

     The Company's business plan requires substantial funding from a public offering of its common stock. Along with other short-term financing, the net proceeds from the sale of common stock should provide sufficient working capital to meet anticipated capital needs for the next 12 months. After that, additional funds will be generated through internal operations or from equity or debt financing, for which the Company has no commitments.

     Since there is no assurance that the sale of common stock will be successful, the Company intends to actively pursue other financing or funding opportunities.

Government Regulations


     The construction and development industry is highly regulated. The Company will be required to comply with a variety of federal, state and local laws relating to the building activities, building materials used and designs of the construction projects. These requirements vary widely, depending on the location. The Company believes they will be able to remain in compliance with all such laws, but if found that they are not in compliance with the law, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines and other penalties.

Environmental Regulations

     In connection with any development and construction project the Company will be required to comply with various federal, state, local and foreign environmental laws, ordinances and regulations that must be strictly adhered to. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for the environmental damages.

Competition

     The strong U.S. economy over the past few years has created an atmosphere of business growth and expansion. Along with this growth has come the an increase in development opportunity seekers, looking to secure large projects with large revenue potential. The Company's competitors and potential competitors have greater financial and marketing resources. A potential increase in competition could limit the Company's ability to establish, maintain or increase any market share, which could adversely affect the Company's financial results in the near or distant future.

     There are many well established, large corporations, which have vastly greater financial and personnel resources, which puts the Company at a competitive disadvantage compared to the competition. Some of K-1 Builders, Inc. largest competitors include:

                    o          General Hines Corporation (Houston, TX)
                    o          Trammel Crow Corporation ( Dallas, TX )
                    o          Morrison Knudsen (Boise, ID)
                    o          Opus Group (Minnetonka, MN)
                    o          Westcor Partners (Phoenix, AZ)
                    o          Carter-Oncor (Atlanta, GA)
                    o          Zeckendorf Corp. (New York, NY)
                    o          Homart Company (Chicago, IL)

     Competition in the real estate development business is based on the scope of services provided, fees charged and results achieved. Some of the competitors in the area have been in business longer, have more established business relationships and have large dedicated research staffs which the Company does not have. However, management believes that the knowledge, experience and historical achievements will allow them to find suitable business opportunities.

Employees

     Currently, there are no employees aside from officers and directors who work on a part time, as needed basis with no commitment for full time employment. The Company does not foresee hiring any further employees until revenues and operations warrant the addition of employees.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended February 28, 2001.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                K-1 BUILDERS, INC
                                  (Registrant)





DATE:   March 20, 2001                  By:  /s/   Kevin Kirch
                                        ----------------------
                                        Kevin Kirch,
                                        President & Director


                                        By:  /s/   John Chris Kirch
                                        John Chris Kirch,
                                        Secretary, Treasurer, Director and Chief
                                        Accounting and Financial Officer