Form 10QSB
period 2001-05-31
K-1 BUILDERS INC
filed 2001-06-29
CIK 1124111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  May 31, 2001
                                     -------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from              to
                                    -------------  -----------------

             Commission file number          333-46682
                                   ---------------------------------

                               K-1 Builders, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                              87-0659918
(State or other jurisdiction of incorporation or organization)
                                               (IRS Employer Identification No.)


                 198 Union Blvd. Suite #200, Lakewood, CO 80228
                    (Address of principal executive offices)

                                 (801) 420-6400
                            Issuer's telephone number


              (Former name, former address and former fiscal year,
                         if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 31, 2001 2,300,000
                                                       -------------------------

     Transitional Small Business  Disclosure Format (check one). Yes ; No X ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


K-1 Builders, Inc.
(A Development Stage Company)

     We have reviewed the accompanying balance sheets of K-1 Builders, Inc.(a development stage company) as of May 31, 2001 and August 31, 2000, and the related statements of operations for the three and nine months and cash flows for the nine months ended May 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                             Respectfully submitted



                                             /s/ ROBISON, HILL & CO.
                                             Certified Public Accountants
Salt Lake City, Utah
June 14, 2001

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                           May 31,    August 31,
                                                           ---------   --------
                                                             2001       2000
                                                           ---------   --------
ASSETS
Current Assets:
   Cash and Cash Equivalents ............................  $   1,770   $ 16,900
    Deposits ............................................      2,486       --
                                                           ---------   --------
         Total Current Assets ...........................      4,256     16,900
                                                           ---------   --------

Fixed Assets:
    Office Equipment ....................................      5,550       --
    Less Accumulated Depreciation .......................       (238)      --
                                                           ---------   --------
         Net Fixed Assets ...............................      5,312       --
                                                           ---------   --------

         Total Assets ...................................  $   9,568   $ 16,900
                                                           =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable ......................................  $     845   $   --
  Shareholder Advances ..................................       --       20,000
                                                           ---------   --------

         Total Liabilities ..............................        845     20,000
                                                           ---------   --------

Stockholders' Equity
Preferred stock, Par value $.0001
    Authorized 10,000,000 shares
    No shares issued at February 28, 2001 ...............       --         --
Common stock, Par value $.001

    Authorized 50,000,000 shares, Issued 2,300,000
    and 900,000 at February 28, 2001 and August 31, 2000       2,300        900
Additional Paid in Capital ..............................    124,138     44,100
Deficit Accumulated During Development Stage ............   (117,715)   (48,100)

                                                           ---------   --------

          Total Stockholders' Equity ....................      8,723     (3,100)
                                                           ---------   --------

          Total Liabilities and Stockholders' Equity ....  $   9,568   $ 16,900
                                                           =========   ========


                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                       Cumulative
                                                                       Since
                                                                       August 22,
                                                                       2000
                                     For the Nine Months Ended         Inception of
                                 May 31,  May 31,   May 31,    May 31, Development
                                  2001      2000      2001      2000   Stage
                                ---------   ----   ----------   ----   --------
Revenues ................       $    --    $--     $     --    $--     $   --
                                ---------   ----   ----------   ----   --------

Expenses
   Gen'l & Admin ........          18,389   --         69,615   --      117,715
                                ---------   ----   ----------   ----   --------

   Net Loss .............       $ (18,389) $--     $  (69,615) $--    $(117,715)
                                =========   ====   ==========   ====   ========



Basic & Diluted                 $   (0.01) $--     $    (0.04) $--
                                =========   ====   ==========   ====
  Loss per Share



















                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                 Cumulative
                                                                 Since
                                                                 August 22,
                                                                 2000
                                     For the Nine Months Ended   Inception of
                                             May 31,  May 31,    Development
                                              2001      2000      Stage
                                             -------   -------   ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss .................................. $(69,615) $   --     $(117,715)

Adjustments to reconcile net loss
to net cash used in operating activities:
   Depreciation ...........................      238      --           238
   Common Stock Issued for Services .......     --        --        44,100
   Contributed Capital for Expenses .......   10,138      --        10,138
   Advance Converted to Common Stock ......   20,000    20,000

Change in operating assets and liabilities:
  Refundable Deposits .....................   (2,486)     --        (2,486)
  Accounts Payable ........................      845      --           845
  Advances ................................  (20,000)     --          --
                                             -------   -------   ---------
  Net Cash Used in operating activities ...  (60,880)     --       (44,880)
                                             -------   -------   ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment .....................   (5,550)   (5,550)
                                             -------   -------   ---------
  Net cash provided by investing activities   (5,550)     --        (5,550)
                                             -------   -------   ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances ........     --        --
Proceeds From Capital Stock Issued ........   51,300      --        52,200
                                             -------   -------   ---------
  Net cash provided by financing activities   51,300      --        52,200
                                             -------   -------   ---------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............  (15,130)     --         1,770
Cash and Cash Equivalents
  at Beginning of Period ..................   16,900      --          --
                                             -------   -------   ---------

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                     Cumulative
                                                     Since
                                                     August 22,
                                                     2000
                       For the Nine Months Ended     Inception of
                                  May 31,  May 31,   Development
                                   2001     2000     Stage
                                 --------  -------   -------
Cash and Cash Equivalents
  at End of Period               $  1,770  $  --     $ 1,770
                                 ========  =======   =======

SUPPLEMENTAL DISCLOSURE
-----------------------
OF CASH FLOW INFORMATION:
-------------------------
Cash paid during the year for:
  Interest                       $   --    $  --     $  --
  Franchise and income taxes     $   --    $  --     $  --

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None



















                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED MAY 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended May 31, 2001, are not necessarily indicative of the results that may be expected for the year ended August 31, 2001.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on August 22, 2000. Since August 22, 2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of May 31, 2001. The Company was organized as a vehicle to further develop and market building construction services for expanding companies.

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

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED MAY 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                       Per-Share
                                Income     Shares      Amount
                                ------     ------      ------
                               (Numerator)(Denominator)

                               For the Three Months Ended May 31, 2001
Basic Income per Share

Income to common shareholders  $ (18,389) 2,300,000   $  (0.01)

                               =========  =========   ========
                               For the Nine Months Ended May 31, 2001
Basic Income per Share
Income to common shareholders  $ (69,615) 1,754,000   $ (0.04)
                               =========  =========   =======


     The effect of outstanding common stock equivalents would be anti-dilutive or immaterial for 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

     As of May 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $117,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED MAY 31, 2001
                                   (Unaudited)


NOTE 4 - RENT EXPENSE

     In February 2001, the Company began renting office facilities. The rental agreement is on a month-to-month basis with total rent of $1,000 per month. For the three and nine months ended May 31, 2001, the total rental payments were $2,450 and $3,450.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form SB-2 for the year ended August 31, 2000.

     The Company's purpose is to engage in the business of development and marketing construction services for expanding companies on a local and regional level, and also on a national and international level.

Results of Operations -For the quarter ended May 31, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001.

     The Company has no business operations. The Company had $18,389 and $69,615 in expenses for the three and nine month periods ended May 31, 2001 and $0 and 0 for the three and nine months ended May 31, 2000. The Company had no revenues for the three and nine month periods ended May 31, 2001 and May 31, 2000. Losses on operations may occur until sufficient revenues can be achieved.

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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended May 31, 2001.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                K-1 BUILDERS, INC
                                  (Registrant)





DATE:   June 20, 2001             By:  /s/   John Chris Kirch
                                  John Chris Kirch,
                                  Secretary, Treasurer, Director and Chief
                                  Accounting and Financial Officer