Form 10KSB
period 2001-08-31
K-1 BUILDERS INC
filed 2001-10-30
CIK 1124111

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended August 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ------------.

        Commission file number:  333-46682


                               K-1 Builders, Inc.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Nevada                                        87-0659918
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 198 Union Blvd. Suite #200, Lakewood, CO 80228
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (801) 420-6400
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .

At August 31, 2001, the aggregate market value of all shares of voting stock held by non-affiliates was $3,000. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of August 31, 2001, was as follows: Common Stock $.001 par value, 3,450,000 shares and Preferred Stock $.0001 par value, no shares issued.

Total revenues for fiscal year ended August 31, 2001: $0

At August 31, 2001, the number of shares of common stock outstanding was 3,450,000.

Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company History

        The Company was incorporated under the laws of the state of Nevada on August 22, 2000 as K-1 Builders, Inc. The Company was formed to further develop and market building construction services for expanding companies. Management believes the Company's services are less expensive and faster than current competitors.

        As of August 31, 2001, K-1 Builders, Inc. has commenced limited business
operations,   but  has  worked  mostly  on  organizational   and  administrative
functions.

Business of the Company

        The nature of the Company's business is to seek out major U.S. companies that are expanding their business operations and are in need of real estate development and construction services to help them grow and expand. K-1
Builders, Inc. is offering these services to growing companies based on the background and experience of its officers and directors and key consultants who have spent several years working in this field. The Company maintains its principal place of business at its office at 198 Union Blvd. Suite #200, Lakewood, CO 80228.

        The Company was formed to address what management believes is an unmet demand for a single entity with the ability to provide an extensive array of commercial real estate development and facility expansion services to major U.S. and multinational corporations. Management believes that the growing need of large corporations to establish facilities throughout the United States and the world from which to expand into the global economy has created demand for employee housing, ex-patriot compounds, office space, and 18 manufacturing and related production facilities. We believe as a Company we have development, construction and management capabilities that can be used on a world-wide basis, and that we can offer these services on an attractive cost effective basis.

        The Company does not have any significant assets. K-1 Builders, Inc. believes that they will be able to provide marketable services based solely on the skill, experience and contacts of the individuals who are affiliated with the Company. At the present time the Company has no employees and is relying on the officers and directors of the company to develop the business without current salaries due to K-1 Builder, Inc. being in a start-up development stage.

        It is anticipated that the first projects will involve provision of development services to companies who will themselves fund the acquisition, development and construction of the real estate facilities they require.

        No assurances can be given that the Company will be successful in locating or reaching agreements with businesses willing to engage the services to develop, build or manage real estate projects, or that the Company will be able to find financing sources sufficient to permit the building of such projects themselves.

        The Company plans to give any and all bid proposals out at no cost to the Company on a speculative basis. Any potential project forthcoming will be based on a periodic draw basis to cover needed working capital.

        As a start-up, development stage company, K-1 Builders, Inc. to date has undertaken sales efforts to achieve short term, local projects since inception. This is due to the minimal start-up working capital, which has created the likely inability to continue as a going concern, absent a substantial infusion of capital through the sale of additional securities.

        The Company believes as a result of management and key consultant's long term employment, as real property development professionals, and with the Company's management having formed friendships and associations with experts in many of the areas in which K-1 Builders, Inc. seeks to provide real estate related services to large national and international corporations seeking to build a variety of physical facilities worldwide, that these relationships will permit K-1 Builders, Inc. to obtain business income through consulting agreements, joint venture agreements, subcontracts, and other opportunities, from persons and organizations who will be willing to retain the Company for servicing their needs and custom requirements wherever they may occur. We hope that these past and present relationships, coupled with the skill of inside management, will help to establish K-1 Builders, Inc. as a leader in the field of large-scale development and facility expansion services.

        The Company's Development and Construction Services business is intended to include site acquisition services, procurement of approvals and permits, design and engineering coordination, construction bidding and management, tenant finish coordination, general contracting and complete project advisory services. These services are fee based for third party clients.

        It is anticipated that approximately 90% of the Company's projects and clients will come from opportunities in other locations other than Utah, where the Company's executive offices are located. The company is currently focusing on potential projects with 19 former associates and former clients who have expressed a potential interest to work on a contract basis to build projects in several locations throughout the United States. At this time, however, there are no assurances that any potential projects will come to fruition.

        K-1 Builders, Inc. believes the broad geographic service area that the management team and key consultants have worked in with former relationships and associations will lead to valuable business opportunities of labor, design and construction.

        Members of the Company's management and key consultants have successfully developed properties in many segments of the commercial real estate industry. It is believed that the experience and skill of its management may permit it to operate in the large-scale development services industry despite the fact that the Company does not currently have assets with which to fund any portion of a business plan, except the offering of real estate development services, through existing management.

Marketing and Advertising

        K-1 Builders, Inc. intends to market its services through personal contact by members of Management with persons and organizations known to have real property expansion needs. The Company believes the most effective way to identify and target potential clients is by personal contact of past working relationships and then working through those circles of influence. The next area of marketing the Company's services is through secondary service providers such as planners, architects, commercial real estate agents, mortgage bankers, investor groups and community service groups. The industries or project types in which this company has particular expertise is in commercial and residential development and master-planned community development.

        K-1 Builders, Inc. has already been approached by a few landowners to assist them in feasibility studies and joint development of properties. Most of these potential business opportunities have come by way of key consultant's contacts developed prior to their association with the Company, while they were engaged in commercial real estate development, architecture, construction, and engineering while employed by others. Some of the Company's contacts have evolved from the involvement of management and consultants in civic, philanthropic and professional associations. Specifically, they have approached developers who have pending plans for the construction of facilities in Utah, Texas, Arizona, and California with a view to participating in the planning and construction of the facilities either on a contract basis, or as a joint venture if funding can be developed. As of this date, there is still no assurance that a final development contract for the Company in any of these potential projects will be forthcoming. Other than having many preliminary discussions and investigative conferences the company has not entered into negotiations, bid on specific projects, or otherwise come into a contractual relationship regarding any potential development projects.

Competition

        The strong U.S. economy over the past few years has created an atmosphere of business growth and expansion. Along with this growth has come an increase in development opportunity seekers looking to secure large projects with large revenue potential. K-1 Builders, Inc's competitors, and potential competitors have greater financial and marketing resources than the Company. Also, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to establish, maintain or increase any market share, which could adversely affect the Company's financial results in the near or distant future. There can be no assurance that a continual increase in competition will not be severely detrimental to the Company's viability and longevity.

        There are many well established, large corporations which have vastly greater financial and personnel resources. In view of the Company's extremely limited financial resources and limited number of management personnel, the Company will be at a competitive disadvantage compared to its competitors.

        Competition in the real estate development business is based on scope of services provided, fees charged and results achieved. Some of the competitors in this area have been in business longer, have more established business relationships and have large dedicated research staffs which this

Company does not have. However, the Company believes that the knowledge, experience and historical achievements of management personnel over many years allow the Company to find suitable business opportunities.

        K-1 Builders, Inc. believes the greatest competitive advantage any business has, is created by building trust and confidence established through good, quality working relationships. All businesses rely on relationships and alliances to build on. K-1 Builders, Inc.'s management and key consultants have established good working relationships to build on through their past business experiences

        According to the National Real Estate Investor Association the largest Real Estate Developers in the United States, based on total square feet under development in North America are as follows:

       o       Gerald Hines Corporation in Houston, Texas
       o       Trammel Crow Corporation in Dallas, Texas
       o       Morrison Knudsen in Boise, Idaho
       o       Opus Group in Minnetonka, Minnesota
       o       Westcor Partners in Phoenix Arizona
       o       Carter-Oncor in Atlanta Georgia
       o       Zeckendorf Corp. in New York, New York
       o       Homart Company in Chicago, Illinois

Research and Development

        As a start-up business with extremely limited financial and human resources, K-1 Builder's has not spent time establishing significant research and development activities since inception, except for personal investigations into potential business opportunities.

Government Approvals

        The Company must obtain certain government approvals and meet many licensing requirements in order to provide the services it offers in many States and foreign countries. K-1 Builders, Inc. believes their existing management and project affiliates will be able to meet the licensing and project approval requirements in most states. Mr. John Chris Kirch, the Company President, will act as the interface with the appropriate oversight bodies regarding regulations to maintain compliance. His experience in the Construction Industry has familiarized him with DOC, DOE, OSHA, HHS, DOI and 21 DOL regulations and the requirements of the Uniform Building Code adopted by many states. Most approvals are granted pursuant to evaluation criteria which are generally consistent among the majority of states. Though the Company's management and key consultants have many years of experience in dealing with local, state, federal and international government regulations and approval processes, no assurance can be given that the Company's experience and financial capabilities will be sufficient to meet the requirements of the jurisdictions in which they intend to operate.

Effects of Governmental Regulations

        The construction and development industry is highly regulated. The Company is required to comply with a variety of federal, state and local laws relating to building activities, the building materials used, and the designs of the construction projects. These requirements vary widely, depending on the location. While it is believed the Company will be able to remain in material compliance with all such laws, if it should be determined that the Company is not in compliance with the law, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines and other penalties.

Compliance with Environmental Laws

        In connection with any development and construction project that are pursued, there will be various federal, state, local and foreign environmental laws, ordinances and regulations that must be strictly adhered to. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for the environmental damages. The Company could be held liable in part or in whole for the cost of remedial action with respect to any such environmental infractions and claims related to them. There can be no assurance that federal, state and local agencies or private plaintiffs will not bring such actions in the future, or that such actions, if adversely resolved, would not have a material adverse effect on the Company's business and results of operations.

Employees

        Currently, K-1 Builders, Inc. has no employees aside from officers and directors who work on a part time, as needed basis with no commitment for full time employment. All of the Company's key consultants support K-1 Builders, Inc. on a consulting basis. The Company does not foresee hiring any further employees until revenues and operations warrant the addition of employees.

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company has no properties and at this time has no agreements to acquire any properties.

         K-1 Builders, Inc. originally had its offices located at 3945 So. Wasatch Blvd. #282, Holladay, UT 84124, in order to significantly reduce overhead costs while the company is experiencing current start-up financial challenges which office space was donated by a shareholder of the Company. The Company has recently changed its address to 198 Union Blvd. Suite #200, Lakewood, CO 80228.

ITEM 3.  LEGAL PROCEEDINGS

        No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        At present, the Company's shares are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resales. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept the shares as collateral for a loan. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

        On August 28, 2000, the Company issued 900,000 shares of common stock for cash and services to the current President and Secretary-Treasurer. The shares were issued at $.05 per share.

        On February 12, 2001, the Company issued 1,000,000 shares of common stock for cash to 52 different people. The shares were issued at $.05 per share.

        Also on February 12, 2001, Mr. Howard Abrams and Mr. Matthew Foulger converted their $20,000 advance to the Company into 400,000 shares of common stock. The shares were issued at $.05 per share.

        On July 1, 2001,  the Company  enacted a 2:3  forward  stock split which
caused   1,150,000   shares  of  common  stock  to  be  issued  to  its  current shareholders.

        On July 1, 2001, the Company granted a stock option right to its sole director. The option is exercisable for 10,000,000 common stock shares at the price of par value ($.001) for the period of two years beginning July 1, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

        The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OPERATIONS

        The Company's purpose is to engage in the business development and construction services, first on a local and regional basis, and second on a national and international basis. K-1 Builder's initially intends to obtain contracts to build facilities as needed for growing companies on a national and potentially international basis.

        It intends to offer services in an efficient and timely manner to customers and to also offer customers quality design and construction at fair and competitive prices. They intend to compete vigorously in the construction industry beginning within the Salt Lake City area, Rocky Mountain region.

LIQUIDITY AND CAPITAL RESOURCES

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of August 31, 2001, reflects a current asset value of $3,079, and a total asset value of $8,217.

RESULTS OF OPERATIONS

        During the period from August 22, 2000 through August 31, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

        The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors and Executive Officers.

        The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:


Name                             Age                       Position
----                             ---                       --------
John Chris Kirch                 44                        President & Director



        John Chris Kirch, President and Director.

        Mr. Kirch is an original incorporator, director and officer of the Company from its inception on August 22, 2000. Prior to the incorporation of this company Mr. Kirch had been Chairman of Txon International Development Corporation for the past two years since its inception in January of 1998. This company specialized in providing building and construction services to expanding corporations. Mr. Kirch's main role in this Company was to facilitate the company's funding needs and promotional requirements until his resignation in June 2000. Txon, a development stage company, had no revenues or earnings through its latest 12-month reporting period. Total assets and shareholders equity as of the Company's latest 10-Q filing was $642. Total losses since inception were $361,766.

        Beginning in January of 1997, Mr. Kirch spent part time working on business expansion plans with Weston Hotels and Properties, Inc. until May 1998 when he resigned. Also from May 1997 to present Mr. Kirch spent part time working on growth and development plans for Weston Caribbean Corp. now called
Zurickirch of which he remains an officer and director in the field of nutritional health products. Zurichkirch Corp., a development stage company, has had no revenues or earnings in its latest 12-month period. Total assets and shareholders equity according to the company's latest audited financials are $16,039. Total losses since inception are $119,051.

        From April of 1994 to December of 1996, Mr. Kirch was a cofounder and director of planning for ABT Global Pharmaceutical Corporation. His specific role in this start up and development stage company was to prepare its initial business plan and arrange for start-up funding for the corporation through a private placement offering. ABT Global Pharmaceutical Corp. now called Pharmaprint, Inc. in its latest 12-month 10-K filings with the S.E.C. reported revenues of $6,492,868, with earnings of a net loss of $5,023,828. Total assets were $2,579,942. Shareholders equity was a negative $12,011,202. Total losses since inception were reported as $74,007,636.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION

        The Company has not paid, nor does it owe, any compensation to executive officers for the year ended August 31, 2001. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 20-K, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 3,450,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of August 31, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


Name and Address
of Beneficial Owners /     Nature of           Shares
Directors                  Ownership           Owned          Percent
---------------------------------------------------------------------------


All Executive Officers
and Directors as a Group
(1 person)                 common stock           450,000       13%

Howard E. Abrams
1460 South Eaton St.
Lakewood, CO 80232         common stock           300,000        9%

Brian Curtis
Denver, CO 80004           common stock           300,000        9%

Gerald Curtis
Denver, CO 8004            common stock           300,000        9%

Matthew Foulger
413 Zang St # 536
Lakewood, CO 80228         common stock           300,000        9%

John Chris Kirch
3672 E. Coye Point Dr.
Salt Lake City, UT         common stock           450,000       13%

Kevin Kirch
3387 W. 7000 S.
South Jordan, UT           common stock           900,000       26%

Martin Tremblay
P.O. Box SS6827
Providence Housnassau,

Name and Address
Bahamas                    common stock           600,000       17%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with organizing the Company, on August 28, 2000, Mr. Kevin Kirch and John Chris Kirch, the two officers of the Company at the time, were issued a total of 900,000 shares of Common Stock at a value of $.05 per share. On July 1, 2001, these shares were forward split 2 to 3, resulting in a total of 1,350,000 shares.

         On February 12, 2001, Mr. Howard Abrams and Mr. Matthew Foulger converted their $20,000 advance to the Company into 400,000 shares of common stock. The shares were issued at $.05 per share.

        On July 1, 2001, the Company granted a stock option right to its sole director, John Chris Kirch. The option is exercisable for 10,000,000 common stock shares at the price of par value ($.001) for the period of two years beginning July 1, 2001. Under Rule 405 promulgated under the Securities Act of 1933, Mr. John Chris Kirch may be deemed to be a promoter of the Company.

        The company currently is using office space that has been donated to the company at no charge for an indefinite period by Gerald Curtis, a shareholder of the company. See "Description of Property."


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No. Exhibit

         *2.1     Articles of Incorporation

         *2.2     Bylaws


*       Incorporated   herein  by  reference  from  Registrant's  Form  10SB12G,
        Registration Statement, dated September 27, 2000.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-1 BUILDERS, INC.

By:   /s/ John Chris Kirch
      John Chris Kirch
      President and Sole Director


Date: October 30, 2001

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                                 AUGUST 31, 2001

                                       AND

                                 AUGUST 31, 2000

                                    CONTENTS


                                                                          Page

Independent Auditor's Report..............................................F - 1

Balance Sheet
 August 31, 2001 and 2000.................................................F - 2

Statements of Operations for the
  Year Ending August 31, 2001 and
   the Period From August 22, 2000 to August 31, 2000.....................F - 3

Statement of Stockholders' Equity
  Since August 22, 2000 (inception) to August 31, 2001....................F - 4

Statements of Cash Flows for the
 Year Ending August 31, 2001 and
  the Period From August 22, 2000 to August 31, 2000......................F - 5

Notes to Financial Statements.............................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


K-1 Builders, Inc.
(A Development Stage Company)


        We have audited the accompanying balance sheets of K-1 Builders, Inc. (a development stage company) as of August 31, 2001 and 2000, and the related statements of operations and cash flows for the year ending August 31, 2001 and the period from August 22, 2000 to August 31, 2000, and the statement of stockholders' equity from August 22, 2000 (inception) to August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K-1 Builders, Inc. (a development stage company) as of August 31, 2001 and 2000 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
October 17, 2001

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                               August 31,
                                                           2001         2000
                                                         ---------     --------
ASSETS
Current Assets:
   Cash and Cash Equivalents ........................    $     593     $ 16,900
                                                         ---------     --------
         Total Current Assets .......................          593       16,900
                                                         ---------     --------

Fixed Assets:
    Office Equipment ................................        5,550         --
    Less Accumulated Depreciation ...................         (412)        --
                                                         ---------     --------
         Net Fixed Assets ...........................        5,138         --
                                                         ---------     --------

         Total Assets ...............................    $   5,731     $ 16,900
                                                         =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable ..................................    $     130     $   --
  Shareholder Advances ..............................         --         20,000
                                                         ---------     --------

         Total Liabilities ..........................          130       20,000
                                                         ---------     --------

Stockholders' Equity:
Preferred Stock, Par value $.0001
    Authorized 10,000,000 shares
    No shares issued at August 31, 2001 and 2000 ....         --           --
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 3,450,000 and 900,000 shares at
    August 31, 2001 and 2000 ........................        3,450          900
  Paid-In Capital ...................................      124,988       44,100
  Deficit Accumulated During Development Stage ......     (122,837)     (48,100)
                                                         ---------     --------

     Total Stockholders' Equity .....................        5,601       (3,100)
                                                         ---------     --------

     Total Liabilities and Stockholders' Equity .....    $   5,731     $ 16,900
                                                         =========     ========



          The accompanying notes are an integral part of these financial statements.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS






                                                                      Cumulative
                                                                        Since
                                                                      August 22,
                                      For the Year   For the Period      2000
                                          Ending          Ending    Inception of
                                         August 31,     August 31,   Development
                                           2001           2000           Stage
                                          --------      --------      ---------
Revenues: ...........................     $   --        $   --        $    --
Expenses:
   General & Administrative .........       74,737        48,100        122,837
                                          --------      --------      ---------

     Net Loss .......................     $(74,737)     $(48,100)     $(122,837)
                                          --------      --------      ---------

Basic & Diluted loss per share ......     $  (0.04)     $   (0.05)
                                          ========      =========






















          The accompanying notes are an integral part of these financial statements.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE AUGUST 22, 2000 (INCEPTION) TO AUGUST 31, 2001

                                                                             Deficit
                                                                           Accumulated
                                                                             Since
                                                                           August 22,
                                                                              2000
                                                                          Inception of
                                            Common Stock       Paid-In     Development
                                         Shares   Par Value    Capital        Stage
                                       ---------   ---------   ---------    ---------
Balance at August 22, 2000
   (inception) .....................        --     $    --     $    --      $    --

August 28, 2000 Stock Issued for
Cash and Services at $.05 per Share      900,000         900      44,100         --

Net Loss ...........................        --          --          --        (48,100)
                                       ---------   ---------   ---------    ---------

Balance at August 31, 2000 .........     900,000         900      44,100      (48,100)

February 12, 2001 Stock Issued for
Cash at $.05 per Share .............   1,000,000       1,000      50,300         --

February 12, 2001 Advance
Converted to Stock at $.05 per Share     400,000         400      19,600         --

July 1, 2001 2:3 Forward Stock Split   1,150,000       1,150      (1,150)        --

Capital Contributed by Shareholders         --          --        12,138         --

Net Loss ...........................        --          --          --        (74,737)
                                       ---------   ---------   ---------    ---------

Balance at August 31, 2001 .........   3,450,000   $   3,450   $ 124,988    $(122,837)
                                       =========   =========   =========    =========







             The accompanying notes are an integral part of these financial statements.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                        Cumulative
                                                                          Since
                                                                        August 22,
                                           For the Year  For the Period   2000
                                                Ended        Ended     Inception of
                                              August 31,   August 31,   Development
                                                 2001         2000         2000
                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................   $ (74,737)   $ (48,100)   $(122,837)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation ...........................         412         --            412
   Common Stock Issued for Services .......        --         44,100       44,100

Change in Operating Assets and Liabilities:
  Accounts Payable ........................         130         --            130
                                              ---------    ---------    ---------

  Net Cash Used in Operating Activities ...     (74,195)      (4,000)     (78,195)
                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment .....................      (5,550)        --         (5,550)
                                              ---------    ---------    ---------

  Net cash provided by Investing Activities      (5,550)        --         (5,550)
                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital for Expenses ..........      12,138         --         12,138
Advance from Shareholders .................        --         20,000       20,000
Proceeds from Issuance of Common Stock ....      51,300          900       52,200
                                              ---------    ---------    ---------

Net Cash Provided by Financing Activities .      63,438       20,900       84,338
                                              ---------    ---------    ---------


                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                      Cumulative
                                                                                         Since
                                                                                       August 22,
                                                          For the Year  For the Period    2000
                                                              Ended          Ended    Inception of
                                                             August 31,    August 31,  Development
                                                                2001          2000       2000
                                                              ---------    ---------   ---------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............................   $ (16,307)   $  16,900   $     593
Cash and Cash Equivalents at
  at Beginning of Period ..................................      16,900         --          --
                                                              ---------    ---------   ---------

Cash and Cash Equivalents at End of Period ................   $     593    $  16,900   $     593
                                                              =========    =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for:
  Interest ................................................   $    --      $    --     $    --
  Franchise and income taxes ..............................   $    --      $    --     $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Shareholder Advances Converted to
Common Stock ..............................................   $  20,000    $    --     $  20,000














          The accompanying notes are an integral part of these financial statements.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

        This summary of accounting policies for K-1 Builders, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on August 22, 2000. Since August 22, 2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of August 31, 2001. The Company was organized as a vehicle to further develop and market building construction services for expanding companies.

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

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                     For the Year Ended August 31, 2001
Basic Loss per Share
Loss to common shareholders                   $       (74,737)       1,865,500  $       (0.04)
                                              ===============  ===============  ==============

                                                    For the Period Ended August 31, 2000
Basic Loss per Share
Loss to common shareholders                   $       (48,100)         900,000  $       (0.05)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for August 31, 2001 and 2000 and are thus not considered.

Property and Equipment

        The equipment is stated at cost and will be depreciated, on a straight-line basis, over the estimated useful life of 5 to 7 years.

        The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

        As of August 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $120,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

        As of August 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK OPTIONS

        On July 1, 2001, the Company granted a stock option right to its sole director. The option is exercisable for 10,000,000 common stock shares at the price of par value ($.001) for the period of two years beginning July 1, 2001. On the date of grant the fair market value of the option and the option price were equal and thus no expense has been recorded.