Form 10QSB
period 2001-11-30
K-1 BUILDERS INC
filed 2002-01-08
CIK 1124111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                      For the quarterly period ended:        November 30, 2001
                                                     ---------------------------

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from              to
                                                     ------------    -----------

                      Commission file number                  333-4668
                                              ----------------------------------

                               K-1 Builders, Inc.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        87-0659918
-------------------------------                 -------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 30, 2001 3,450,000
                                                  -----------------------------

         Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


K-1 Builders, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of K-1 Builders, Inc.(a development stage company) as of November 30, 2001 and August 31, 2001, and the related statements of operations and cash flows for the three months ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants
Salt Lake City, Utah
January 4, 2002

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                November 30,      August 30,
                                                                    2001             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                                   $           561  $          593
                                                               ---------------  --------------
         Total Current Assets                                              561             593
                                                               ---------------  --------------

Fixed Assets:
    Office Equipment                                                     5,550           5,550
    Less Accumulated Depreciation                                         (618)           (412)
                                                               ---------------  --------------
         Net Fixed Assets                                                4,932           5,138
                                                               ---------------  --------------

         Total Assets                                          $         5,493  $        5,731
                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                                             $             -  $  -       130
                                                               ---------------  --------------

         Total Liabilities                                                   -             130
                                                               ---------------  --------------

Stockholders' Equity:
Preferred Stock, Par value $.0001
    Authorized 10,000,000 shares, No shares
    issued at November 30, 2001 and August 31, 2001                          -               -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 3,450,000 shares at
    November 30, 2001 and August 31, 2001                                3,450           3,450
  Paid-In Capital                                                      126,968         124,988
  Deficit Accumulated During Development Stage                        (124,925)       (122,837)
                                                               ---------------  --------------

     Total Stockholders' Equity                                          5,493           5,601
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $         5,493  $        5,731
                                                               ===============  ==============

                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                  August 22,
                                                                                     2000
                                                 For the Three Months Ended      Inception of
                                                        November 30,             Development
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
Revenues:                                      $             - $             -  $            -
Expenses:
   General & Administrative                              2,088          14,175         124,925
                                               --------------- ---------------  --------------

     Net Loss                                  $        (2,088)$       (14,175) $     (124,925)
                                               --------------- ---------------  --------------

Basic & Diluted loss per share                 $             - $         (0.02)
                                               =============== ===============




















                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                  August 22,
                                                                                     2000
                                                 For the Three Months Ended      Inception of
                                                        November 30,             Development
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (2,088)$       (14,175) $     (124,925)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                            206               -             618
   Common Stock Issued for Services                          -               -          44,100

Change in Operating Assets and Liabilities:
  Accounts Payable                                        (130)              -               -
                                               --------------- ---------------  --------------

  Net Cash Used in Operating Activities                 (2,012)        (14,175)        (80,207)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                        -               -          (5,550)
                                               --------------- ---------------  --------------

  Net cash provided by Investing Activities                  -               -          (5,550)
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital for Expenses                         1,980                          14,118
Advance from Shareholders                                    -                          20,000
Proceeds from Issuance of Common Stock                       -                          52,200
                                               --------------- ---------------  --------------

Net Cash Provided by Financing Activities                1,980                          86,318
                                               --------------- ---------------  --------------

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                  August 22,
                                                                                     2000
                                                 For the Three Months Ended      Inception of
                                                        November 30,             Development
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                    $           (32)$       (14,175) $          561
Cash and Cash Equivalents at
  at Beginning of Period                                   593          16,900               -
                                               --------------- ---------------  --------------

Cash and Cash Equivalents at End of Period     $           561 $         2,725  $          561
                                               =============== ===============  ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the year for:
  Interest                                     $             - $             - $             -
  Franchise and income taxes                   $             - $             - $             -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Shareholder Advances Converted to
Common Stock                                   $             - $             -  $       20,000












                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 2001, are not necessarily indicative of the results that may be expected for the year ended August 31, 2002.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on August 22, 2000. Since August 22, 2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of November 30, 2001. The Company was organized as a vehicle to further develop and market building construction services for expanding companies.

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

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                For the Three Months Ended November 30, 2001
Basic Income per Share
Income to common shareholders                 $        (2,088)       3,450,000  $            -
                                              ===============  ===============  ==============

                                                For the Three Months Ended November 30, 2001
Basic Income per Share
Income to common shareholders                 $       (14,175)         900,000  $       (0.02)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive or immaterial for 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

        As of November 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $122,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                   (Unaudited)


NOTE 4 - COMMITMENTS

        As of November 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form SB-2 for the year ended August 31, 2001.

        The Company's purpose is to engage in the business of development and marketing construction services for expanding companies on a local and regional level, and also on a national and international level.

Results of Operations -For the quarter ended November 30, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002.

        The Company has no business operations. The Company had $2,088 in expenses for the three month period ended November 30, 2001 and $14,175 for the three month period ended November 30, 2000. The Company had no revenues for the three month periods ended November 30, 2001and 2000. Losses on operations may occur until sufficient revenues can be achieved.

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

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended November 30, 2001.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                K-1 BUILDERS, INC
                                  (Registrant)





DATE:   January 7, 2002                 By:  /s/   John Chris Kirch
                                        ----------------------------------------
                                        John Chris Kirch,
                                        Secretary, Treasurer, Director and Chief
                                        Accounting and Financial Officer