Form 10QSB
period 2002-02-28
K-1 BUILDERS INC
filed 2002-03-14
CIK 1124111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                      For the quarterly period ended:      February 28, 2002
                                                     ---------------------------

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from            to
                                                     ----------    -------------

                      Commission file number               333-46682
                                              ----------------------------------

                               K-1 Builders, Inc.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        87-0659918
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                 198 Union Blvd. Suite #200, Lakewood, CO 80228
                    (Address of principal executive offices)

                                 (801) 420-6400
                            Issuer's telephone number

      (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 28, 2002 3,450,000

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


K-1 Builders, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of K-1 Builders, Inc.(a development stage company) as of February 28, 2002 and August 31, 2001, and the related statements of operations for the three and six months and cash flows for the six months ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants
Salt Lake City, Utah
March 11 , 2002

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                February 28,      August 30,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                                   $           462  $          593
                                                               ---------------  --------------
         Total Current Assets                                              462             593
                                                               ---------------  --------------

Fixed Assets:
    Office Equipment                                                     5,550           5,550
    Less Accumulated Depreciation                                         (824)           (412)
                                                               ---------------  --------------
         Net Fixed Assets                                                4,726           5,138
                                                               ---------------  --------------

    Deposit on Property                                                 20,000               -
                                                               ---------------  --------------

         Total Assets                                          $        25,188  $        5,731
                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                                             $             -  $          130
                                                               ---------------  --------------

         Total Liabilities                                                   -             130
                                                               ---------------  --------------

Stockholders' Equity:
Preferred Stock, Par value $.0001
    Authorized 10,000,000 shares, No shares
    issued at February 28, 2002 and August 31, 2001                          -               -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 3,450,000 shares at
    February 28, 2002 and August 31, 2001                                3,450           3,450
  Paid-In Capital                                                      146,968         124,988
  Deficit Accumulated During Development Stage                        (125,230)       (122,837)
                                                               ---------------  --------------

     Total Stockholders' Equity                                         25,188           5,601
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $        25,188  $        5,731
                                                               ===============  ==============


                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                  Cumulative
                                                                                     Since
                                                                                  August 22,
                                                                                     2000
                        For the Three Months Ended    For the Six Months Ended   Inception of
                               February 28,                 February 28,          Development
                            2002          2001          2002           2001          Stage
                       -------------- ------------- ------------- -------------- -------------
Revenues:              $            - $           - $           - $            - $           -

Expenses:
   General & Admin.               305        37,050         2,393         51,226       125,230
                       -------------- ------------- ------------- -------------- -------------

     Net Loss          $         (305)$     (37,050)$      (2,393)$      (51,226)$    (125,230)
                       ============== ============= ============= ============== =============

Basic & Diluted Loss
  Per Share            $            - $       (0.02)$           - $        (0.03)
                       ============== ============= ============= ==============



















                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                  August 22,
                                                                                     2000
                                                  For the Six Months Ended       Inception of
                                                        February 28,             Development
                                                    2002            2001            Stage
                                               --------------- ---------------  --------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (2,393)$       (51,226) $     (125,230)

Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation                                            412              60             824
   Common Stock Issued for Services                          -               -          44,100

Change in Operating Assets and Liabilities:
  Refundable Deposit                                         -          (1,050)              -
  Accounts Payable                                        (130)            700               -
                                               --------------- ---------------  --------------

  Net Cash Used in Operating Activities                 (2,111)        (51,516)        (80,306)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Deposit on Property                                    (20,000)              -         (20,000)
Purchase of Equipment                                        -          (5,000)         (5,550)
                                               --------------- ---------------  --------------

  Net cash provided by Investing Activities            (20,000)         (5,000)        (25,550)
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital for Expenses                        21,980             438          34,118
Advance from Shareholders                                    -               -          20,000
Proceeds from Issuance of Common Stock                       -          51,300          52,200
                                               --------------- ---------------  --------------

Net Cash Provided by Financing Activities               21,980          51,738         106,318
                                               --------------- ---------------  --------------

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                  August 22,
                                                                                     2000
                                                  For the Six Months Ended       Inception of
                                                        February 28,             Development
                                                    2002            2001            Stage
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                    $          (131)$        (4,778) $          462
Cash and Cash Equivalents at
  at Beginning of Period                                   593          16,900               -
                                               --------------- ---------------  --------------

Cash and Cash Equivalents at End of Period     $           462 $        12,122  $          462
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











                 See accompanying notes and accountants' report

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended February 28, 2002, are not necessarily indicative of the results that may be expected for the year ended August 31, 2002.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on August 22, 2000. Since August 22, 2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of February 28, 2002. The Company was organized as a vehicle to further develop and market building construction services for expanding companies.

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

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                For the Three Months Ended February 28, 2002
Basic Loss per Share
Loss to common shareholders                   $          (305)       3,450,000  $            -
                                              ===============  ===============  ==============

                                                 For the Six Months Ended February 28, 2002
Basic Loss per Share
Loss to common shareholders                   $        (2,393)       3,450,000  $            -
                                              ===============  ===============  ==============

                                                For the Three Months Ended February 28, 2001
Basic Loss per Share
Loss to common shareholders                   $       (37,050)       2,048,000  $       (0.02)
                                              ===============  ===============  ==============

                                                 For the Six Months Ended February 28, 2001
Basic Loss per Share
Loss to common shareholders                   $       (51,226)       1,474,000  $       (0.03)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive or immaterial for 2002 and 2001 and are thus not considered.

NOTE 2 - INCOME TAXES

        As of February 28, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $125,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

                               K-1 BUILDERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
                                   (Unaudited)

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

        As of February 28, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations -For the quarter ended February 28, 2002 compared to the same period in 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002.

        The Company has no business operations. The Company had $305 and $2,393 in expenses for the three and six month periods ended February 28, 2002 and $37,050 and $51,226 for the three and six month period ended February 28, 2001. The Company had no revenues for the three and six month periods ended February 28, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

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

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended February 28, 2002.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                K-1 BUILDERS, INC
                                  (Registrant)





DATE:   March 13, 2002                      By:  /s/   John Chris Kirch
                                            ------------------------------------
                                            John Chris Kirch,
                                            C.E.O. and President
                                            (Principle Executive and
                                            Financial Officer)