Form 10QSB
period 2002-06-30
NEXGEN VISION INC
filed 2002-09-11
CIK 1124111

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ____________.


                        Commission file number 333-46682


               NEXGEN VISION, INC. (formerly, K-1 BUILDERS, INC.)
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       87-0659918
            --------                                       ----------
    (State or jurisdiction of                             (IRS Employer
     incorporation or organization)                      Identification No.)



            1535 Oak Industrial Lane, Suite F, Cumming, Georgia 30041
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (770) 886-3200

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12 (g) of the Act: Common Stock,
                                $ .001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of August 21, 2002, the Registrant had 3,485,000 shares of Class A common stock and 7,700,000 shares of Class B common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                               NEXGEN VISION, INC.


                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheet:
                                 June 30, 2002

                        Condensed Consolidated Statements of Losses:
                                 Three and Nine Months Ended June 30,2002
                                         And 2001

                        Condensed Consolidated Statements of Cash Flows:
                                 Nine Months Ended June 30, 2002 and 2001

                        Notes to Condensed Consolidated Financial Statements:
                                 June 30, 2002

         Item 2. Management Discussion and Analysis of financial condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements (Unaudited)

                               NEXGEN VISION, INC.
                          (FORMERLY K-1 BUILDERS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   June 30, 2002
                                                                   -------------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash                                                            $   175,036
    Accounts receivable, net                                            349,825
    Employee advances                                                       875
    Shareholder receivable                                               43,783
    Inventory, net                                                      594,865
                                                                    -----------
         Total current assets                                         1,164,384

    Property, plant and equipment, net of accumulated
      depreciation of $91,156 in 2002                                   189,482
    Goodwill, net of accumulated amortization of $198,045             2,178,503
    Other intangibles, net of accumulated amortization of $734            2,266
    Other non-current assets                                              1,000
                                                                    -----------
                                                                      2,371,251

                                                                    $ 3,535,635
                                                                    ===========
     LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                $ 3,202,705
    Accrued expenses                                                  1,597,933
    Notes payable, current portion                                      743,479
    Line of credit                                                      550,000
                                                                    -----------
         Total current liabilities                                    6,094,117

   Notes payable, non-current portion                                   511,699
                                                                    -----------
                                                                      6,605,816

Commitments and Contingencies

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, par value $ 0.0001 per share,
10,000,000 shares authorized, none issued and
outstanding at June 30, 2002                                                 --

Class A common stock, par value $ 0.001 per
share; 50,000,000 shares authorized, 2,915,000
shares issued and outstanding at June 30, 2002                            2,915

Class B common stock, par value $ 0.001 per
share; 7,700,000 shares authorized; 7,700,000
shares issued and outstanding at June 30, 2002                            7,700
Additional paid in capital                                               67,208
Common stock subscription receivable                                    (17,639)
Accumulated Deficit                                                  (3,130,365)
                                                                    -----------
       Total Deficiency in Stockholders' Equity                      (3,070,181)
                                                                    -----------
                                                                    $ 3,535,635
                                                                    ===========

See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
                          (FORMERLY K-1 BUILDERS, INC.)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                                         Nine Months
                                                                            Ended       March 6, 2001   October 1, 2000
                                         Three Months    Ended June 30,     June 30,      to June 30,    to March 5,
                                             2002            2001            2002            2001            2001
                                         ------------    ------------    ------------    ------------    ------------
                                                         (See Note B)    (See Note B)    (See Note B)    (See Note B)
REVENUES:
    Net sales                            $    936,665    $     64,487    $  1,009,859    $     82,257    $     42,259
    Cost of sales                             628,316          12,713         654,034          25,417          72,556
                                         ------------    ------------    ------------    ------------    ------------
          Gross Profit                        308,349          51,774         355,825          56,840         (30,297)


OPERATING EXPENSES:
   Selling, general and administrative      2,364,631          90,238       2,542,426         103,958         180,981
   Research and development                   400,000              --         400,000              --              --
   Depreciation and amortization              490,375          22,659         524,363          22,659           1,694
                                         ------------    ------------    ------------    ------------    ------------
   Total Operating Expenses                (3,255,006)       (112,897)     (3,466,789)       (126,617)       (182,675)

         LOSS FROM OPERATIONS              (2,946,657)        (61,123)     (3,110,964)        (69,777)       (212,972)

   Interest (expense), net                    (10,741)             --         (19,400)             --          (6,607)
   Gain on sale of business                        --              --              --              --         339,881

Net (loss) income before income taxes      (2,957,398)        (61,123)     (3,130,364)        (69,777)        120,302

Income (taxes) benefit                             --              --              --              --              --

           NET (LOSS) INCOME             $ (2,957,398)   $    (61,123)   $ (3,130,364)   $    (69,777)   $    120,302
                                         ============    ============    ============    ============    ============

Net loss per common share (basic and
assuming dilution)                       $      (0.28)   $      (0.02)   $      (0.30)   $      (0.02)   $         --

Weighted average common shares
outstanding                                10,398,889       3,000,000      10,398,889       3,000,000              --


See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
                          (FORMERLY K-1 BUILDERS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Nine Months Ended     March 6, 2001    October 1, 2000 to
                                                        June 30, 2002      to June 30, 2001   to March 5, 2001
                                                      -----------------    ----------------   -----------------
                                                         (See Note B)        (See Note B)        (See Note B)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(3,130,364)        $   (69,777)        $   120,302
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                524,363              22,659               1,694
Impairment of fixed assets                                        --               2,262                  --
Gain on sale                                                      --                  --            (339,881)
Common stock issued to founders                                1,813                  --                  --
Organization costs in connection with Cobra purchase          12,132                  --                  --
Common stock issued in connection with K-1 purchase            7,700                  --                  --
Organization costs in connection with K-1 purchase            22,888                  --                  --
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Accounts receivable, net                                    (196,829)            (24,470)                562
Prepaid expenses and other current assets                    (40,083)               (200)                707
Inventory                                                    129,546                  --                  --
Accounts payable                                             466,484             (10,382)            (55,524)
Accrued liabilities                                        1,502,448               7,276             (39,661)
                                                         -----------         -----------         -----------
Net cash provided by (used in) operating activities
                                                            (699,902)            (72,632)           (311,801)
                                                         -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                     (25,922)                 --                  --
                                                         -----------         -----------         -----------
Net cash provided by (used in) investing activities          (25,922)                 --                  --
                                                         -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                       900,860                  --                  --
Proceeds of note payables                                         --              93,440             299,807
                                                         -----------         -----------         -----------
Net cash provided by financing activities                    900,860              93,440             299,807
                                                         -----------         -----------         -----------

Net increase (decrease) in cash and cash
equivalents                                                  175,036              20,808             (11,994)
   Cash and cash equivalents at beginning of period               --               2,038              14,032
                                                         -----------         -----------         -----------

   Cash and cash equivalents at end of period            $   175,036         $    22,846         $     2,038
                                                         ===========         ===========         ===========


See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
                          (FORMERLY K-1 BUILDERS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 Nine Months Ended    March 6, 2001 to    October 1, 2000 to
                                                   June 30, 2002        June 30, 2001        March 5, 2001
                                                 -----------------    ----------------    ------------------
                                                  (See Note B)          (See Note B)         (See Note B)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest            $    19,400         $        --         $     6,607
   Cash paid during the year for income taxes                 --                  --                  --
   Common stock issued in exchange for
   acquisitions                                            3,958             300,000                  --

Acquisition :
    Assets acquired                                       90,579              62,595                  --
    Goodwill and other intangible assets                      --             339,881                  --
     Liabilities assumed                                 (48,063)           (102,476)                 --
    Common stock issued                                   (3,958)           (300,000)                 --
    Additional paid-in-capital                           (38,558)                 --                  --
                                                     -----------         -----------         -----------
    Net cash paid for acquisition                    $        --         $        --                  --
                                                     ===========         ===========         ===========

Acquisition :
    Assets acquired                                    1,093,304
    Goodwill and other intangible assets               2,376,548
    Liabilities assumed                               (4,457,720)
    Promissory notes issued                            1,000,000
    Organization costs                                   (12,132)
                                                     ===========
     Net cash paid for acquisition                   $        --
                                                     ===========
Acquisition :
    Assets acquired                                       25,188
    Liabilities assumed                                       --
    Common stock issued                                   (2,300)
    Organization costs                                   (22,888)
                                                     ===========
     Net cash paid for acquisition                   $        --
                                                     ===========


See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
                          (FORMERLY K-1 BUILDERS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. The unaudited financial statements should be read in conjunction with the June 30, 2001 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 8-K dated April 22, 2002 and amended on July 8, 2002.

Basis of Presentation

NexGen Vision, Inc. ("NexGen" or the "Company") was incorporated on October 18, 2001 under the laws of the State of Delaware. The Company is principally engaged, through its wholly-owned subsidiary, Cobra Vision, Inc., in the distribution of ophthalmic polycarbonate lenses used in eyeglasses. In addition to lens sales and distribution, the Company also conducts operations in research and development, in casting and print coat sales, in photochromic lens distribution, and in licensing proprietary technologies relating to the ophthalmic field.

NexGen is the majority owner of FB Optical Manufacturing, Inc. ("FB Florida"), formerly known as Cannber Consulting, Inc. The Company's subsidiary, formerly known as Cannber Consulting, Inc., purchased the assets of FB Optical Manufacturing, Inc. ("FB California"), a California corporation, on March 6, 2001 and changed its name to FB Optical Manufacturing, Inc. on August 16, 2001. Prior to March 6, 2001, the Company had no operations. FB California is considered to be the Company's predecessor. The statements of operations and cash flows for the period October 1, 2000 to March 5, 2001 are those of FB California. The statements of operations and cash flows for the period March 6, 2001 to June 30, 2001 are those of the Company's majority-owned subsidiary, FB Florida. The statement of operations for the three months ended June 30, 2001 is also that of FB Florida.

The Company, through its majority-owned subsidiary, FB Florida, is in the business of refurbishing used optical equipment for resale to customers in the United States and developing markets located outside the United States. The condensed consolidated financial statements include the accounts of the Registrant, its wholly-owned subsidiary, Cobra Vision, Inc., and its majority-owned subsidiary, FB Optical Manufacturing, Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

NOTE B - ACQUISITIONS

On March 6, 2001, the Company's subsidiary, FB Florida, acquired the assets and liabilities, excluding the real property and mortgage, of FB California, a corporation in the business of optical equipment resale, in exchange for 30,000 shares of FB Florida's common stock. Under the terms of the purchase agreement, the shares of common stock issued were valued at $300,000. As of June 30, 2001, the excess cost of $339,881 over FB Florida's share of the FB California net liabilities at the acquisition date has been recorded as goodwill and will be allocated to identified intangibles and other assets acquired and liabilities assumed. This goodwill is being amortized on a straight-line basis over 5 years.

The purchase agreement included an option for FB Florida to purchase the real property, which consists of land and building, in exchange for the payment of FB California's mortgage debt in the amount of $99,000. As of June 30, 2002, the Company has not exercised this option.

The total purchase price and carrying value of the net liabilities acquired of FB California were as follows:

        Assets acquired                                           $    62,595
        Goodwill and other intangibles                                339,881
        Liabilities assumed                                          (102,476)
                                                                  -----------
        Total                                                     $   300,000
                                                                  ===========

FB Florida has recorded the carryover basis of the net liabilities acquired, which did not differ materially from their fair value. The acquisition was accounted for using the purchase method of accounting effective March 6, 2001, and accordingly, the assets and liabilities as of this date are included in the Company's financial statements as of June 30, 2001. The results of the acquired business have been included in FB Florida's condensed statement of losses since the date of acquisition.

On November 1, 2001, the Company acquired 99 percent of FB Florida. The Company issued 3,957,500 shares of the Company's class A common stock with a par value of $.001 per share in exchange for 2,970,000 shares of FB Florida's issued and outstanding common stock. Additionally, the Company agreed to assume FB Florida's loan due to an officer of FB Florida in the amount of $152,949. The total cost of the acquisition is valued at $3,958, or $.001 per share, which approximated the fair value of the Company's class A common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses. The transaction was accounted for using the purchase method of accounting.

The total purchase price and carrying value of the net assets acquired of FB Florida were as follows:

        Assets acquired                                            $   90,579
        Liabilities assumed                                           (48,063)
        Additional paid-in capital                                    (38,558)
                                                                   ----------
        Total                                                      $    3,958
                                                                   ==========

On October 20, 2001, the Company acquired an 18.75% interest in Cobra Vision, Inc. ("Cobra") by exchanging 1,200,000 shares of the Company's class A common stock and executing a promissory note to the President of Cobra in the amount of $92,000 for 700 shares of Cobra's common stock.

On April 10, 2002, the Company completed a share redemption agreement with the Cobra's remaining shareholders. The Company agreed to issue two (2) non-interest bearing promissory notes aggregating $1,000,000 to replace the $987,868 loan previously advanced to Cobra by the shareholders in exchange for the shareholders' 3,033 shares of Cobra's common stock, which constitute the remaining 81.25% in Cobra. As a result of the transaction, Cobra became a wholly-owned subsidiary of NexGen Vision, Inc.

The total cost of the acquisition is valued at $12,132, the excess principal of the newly issued promissory notes over that of the previous loan advanced to Cobra, and is expensed in the condensed consolidated statement of losses. As of June 30, 2002, the excess of the Company's share of Cobra's net liabilities assumed of $2,376,548 over net assets acquired at the acquisition date has been recorded as goodwill and will be allocated to identified intangibles and other assets acquired and liabilities assumed. This goodwill is being amortized on a straight-line basis over 3 years.

The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The assets and liabilities of the acquired business as of the acquisition date are included in the accompanying condensed consolidated balance sheet as of June 30, 2002. The results of operations subsequent to the date of acquisition are included in the Company's condensed consolidated statement of losses. The transaction was accounted for using the purchase method of accounting.

The total purchase price and carrying value of the net liabilities acquired of Cobra were as follows:

         Assets acquired                                        $ 1,093,304
         Goodwill and other intangibles                           2,376,548
         Liabilities assumed                                     (4,457,720)
         Promissory notes issued                                  1,000,000
                                                                -----------
         Total                                                  $    12,132
                                                                ===========

NOTE C - MERGER WITH K-1 BUILDERS, INC.

On April 22, 2002, the Company completed an Agreement and Plan of Merger ("Merger") with NexGen Vision, Inc. (formerly K-1 Builders, Inc., or "NexGen"), an inactive publicly registered shell corporation with no significant assets or operations under the laws of the State of Delaware. As a result of the acquisition, there was a change in control of the public entity.

For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of NexGen was $22,888. Since its inception in August 2000, and up until the date of the Merger, NexGen was an inactive corporation with no significant assets and liabilities and no material operations. The results of operations subsequent to the date of the Merger are included in the Company's condensed consolidated statement of losses.

Effective with the Merger, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 7,700,000 shares of NexGen Class B common stock. The value of the stock that was issued was the historical cost of NexGen's net tangible assets, which did not differ materially from their fair value. The value of the 2,300,000 shares of class A common stock that were retained by NexGen stockholders was based on the par value of $.001 per share of NexGen's class A common stock. In accordance with Accounting Principles Opinion No. 16, NexGen is the acquiring entity. In accordance with Statement of Position 98-5, the Company has expensed the $22,888 in the current period as organization costs.

The total consideration paid was $22,888 and the significant components of the transaction are as follows:

         Common stock retained by NexGen Vision shareholders         $  2,300
         Excess of assets acquired over liabilities assumed           (25,188)
                                                                     --------
         Total consideration paid                                    $(22,888)
                                                                     ========


The excess consideration paid has been accounted for as additional paid in capital.

The following unaudited pro forma information presents the condensed consolidated statement of operations of the Company as if the merger with NexGen and acquisitions of FB Florida and Cobra had taken place on October 1, 2000. NexGen had an August 31 year end and therefore, NexGen's results for the three and six months ended February 28, 2002 have been consolidated with the Company's results for the three and nine months ended June 30, 2002. NexGen's results for the three and nine months ended May 31, 2001 have been consolidated with the Company's results for the three and nine months ended June 30, 2001.

                                                        For the Three Months Ended     For the Nine Months Ended
                                                                 June 30,                       June 30,
                                                           2002            2001            2002            2001
                                                       ------------    ------------    ------------    ------------
         Revenues                                      $    936,665    $    894,166    $  2,087,800    $  2,118,921

         Net loss attributable to common
         shareholders                                  $ (2,957,398)   $   (176,860)   $ (3,716,965)   $   (457,848)
                                                       ------------    ------------    ------------    ------------
         Weighted average common shares outstanding:
               Basic and diluted                         10,398,889       1,838,900      10,398,889       1,740,375

         Loss per share:
               Basic and diluted                       $      (0.28)   $      (0.10)   $      (0.36)   $      (0.26)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of the goodwill. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may be obtained in the future.

NOTE D - COMMITMENTS AND CONTINGENCIES

License Agreement
-----------------

In April 2002, the Company executed a License Agreement with Technology Resource International Corporation ("TRIC"), a research and development company experienced in the development of a variety of areas of ophthalmic lens technology and the inventor and owner of a proprietary method for high-speed manufacture of spectacle lenses. TRIC granted the Company a non-exclusive, non-transferable worldwide license to all intellectual property rights related to spectacle lens equipment, products, accessories, and supplies. Under the License Agreement, the Company is obligated to pay TRIC $1,000,000 as a commitment fee with $100,000 due on May 15, 2002, $250,000 due on June 1, 2002, $300,000 due on June 15, 2002, $300,000 due on July 1, 2002, and the last payment of $50,000 is due on July 15, 2002. The Company has not made the required payments through June 15, 2002 and has accrued $650,000 in the condensed consolidated balance sheet as of June 30, 2002. The Company is also required to pay ongoing royalties as follows: 25% of the gross profits derived from the sale of TRIC intellectual property licensed to Cobra Vision, 75% of any royalties, fees or other payments excluding fees relating to the sale of equipment and other tangible properties received from unaffiliated third parties, and minimum royalties that escalate and are payable quarterly. As of June 30, 2002, no royalty payments are required.

Research and Development Agreement
----------------------------------

On April 10, 2002, the Company executed a Research and Development Agreement ("R&D Agreement") with TRIC to retain TRIC for research and development services during the calendar years 2002 through 2006. During each calendar year, Cobra Vision may engage TRIC for up to 4,000 hours of research and development services pertaining to ophthalmic lenses and related equipment and accessories. The Company is required to pay TRIC a minimum of $600,000 throughout 2002 with $200,000 due on April 30, 2002, $200,000 due on May 15, 2002, $100,000 due on
July 1, 2002 and $100,000 due on October 1, 2002. Subsequent yearly fees are a minimum of $300,000 per calendar year. The May 15, 2002 payment has not been made and has been accrued in the condensed consolidated balance sheet as of June 30, 2002. The Company may terminate the R&D Agreement after July 1, 2002 by a 90 day written notice. TRIC may charge a late payment fee of one percent per month on all past due balances.

Other
-----

In April 2002, the Company executed a Commitment Agreement and an Interim Distribution Agreement with Polylite Taiwan Co., Ltd. ("Polylite"), a supplier of polycarbonate lenses. The Commitment Agreement stipulates certain conditional and precedent obligations and covenants relating to a series of agreements ("Joint Venture Documents") between Cobra Vision and Polylite that will be executed. As a condition precedent to Polylite entering into the Joint Venture Documents, the Company is required to pay Polylite $1,200,000 with the initial payment of $200,000 due April 30, 2002 and the final payment due July 31, 2002. Furthermore, Cobra Vision is required to make monthly installments of $200,000 beginning on August 31, 2002 until all accounts payable due to Polylite are brought current and paid in full. As further inducement for Polylite to enter into the Interim Distribution Agreement and the Joint Venture Documents, Cobra agrees to pay a non-refundable commitment fee of $50,000 by May 15, 2002. This commitment fee will be applied as a credit towards fees required under the Joint Venture Documents. The Company has not made the required payments through June 30, 2002 and has accrued $650,000 in the condensed consolidated balance sheet as of June 30, 2002.

The Interim Distribution Agreement grants Cobra Vision distribution rights and a license and right to use Polylite's Trademarks; this agreement is terminated upon the execution of the Joint Venture Distribution Agreement between Polylite and Cobra. As of June 30, 2002, the Joint Venture Documents have not been executed.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of class A common stock with a par value of $.001 per share. As of June 30, 2002, the Company has issued and outstanding 2,915,000 shares of class A common stock. The Company is authorized to issue 7,700,000 shares of class B common stock with a par value of $.001 per share. As of June 30, 2002, the Company has issued and outstanding 7,700,000 shares of class B common stock. The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.0001 per share. There are no preferred shares outstanding at June 30, 2002.

In April 2002, the Company issued 405,000 shares (13.5 units) of class A common stock in exchange for $607,500. Each unit is comprised of 30,000 shares of class A common stock with a par value of $.001 per share and 30,000 redeemable warrants. Each warrant can be redeemed for one share of common stock for $3.00 per share. Each unit costs $45,000.

In May 2002, the Company issued 90,000 shares (3 units) of class A common stock in exchange for $135,000.

In June 2002, the Company issued 120,000 shares (4 units) of class A common stock in exchange for $158,300, net of offering costs, and $17,639 as a stock subscription receivable.

NOTE F - SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2002 and 2001, the Company operated in the following two reportable segments:

         o Cobra Vision is a distributor of ophthalmic polycarbonate lenses used in eyeglasses.

         o FB Optical is engaged in the business of refurbishing used optical equipment for resale.

The Company also segments its business through geographic locations. Those geographic segments are:

         o        United States
         o        India
         o        Russia
         o        Sri Lanka

Segment operating income (loss) is total segment revenue reduced by operating expenses identifiable with the business segment.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

The following table summarizes segment asset and operating balances by reportable segment.

                                                             Nine Months Ended
                                                                June 30,
                                                           2002           2001
                                                       -----------    -----------
         Net Sales to External Customers:
         FB Optical                                    $   165,174    $        --
                                                                          124,516
         Cobra Vision                                      844,685             --
         All Other                                              --             --
                                                       -----------    -----------
             Total Sales to External Customers         $ 1,009,859    $   124,516
                                                       ===========    ===========


         Depreciation and Amortization:
         FB Optical                                    $   317,222    $    24,353
         Cobra Vision                                        9,096             --
         All Other                                         198,045             --
                                                       -----------    -----------
            Total Depreciation and Amortization        $   524,363    $    24,353
                                                       ===========    ===========

         General and Administrative Expense:
         FB Optical                                    $   153,976    $   284,939
         Cobra Vision                                    2,017,580             --
         All Other                                         370,870             --
                                                       -----------    -----------
            Total General and Administrative Expense   $ 2,542,426    $   284,939
                                                       ===========    ===========

         Capital Expenditures:
         FB Optical                                    $        --    $        --
         Cobra Vision                                       25,922             --
         All Other                                              --             --
                                                       -----------    -----------
           Total Capital Expenditures                  $    25,922    $        --
                                                       ===========    ===========

         Operating (Losses):
         FB Optical                                    $  (352,938)   $  (282,749)
         Cobra                                          (1,789,111)            --
         All Other                                        (968,915)            --
                                                       -----------    -----------
            Total Segment Operating Losses             $(3,110,964)   $  (282,749)
                                                       ===========    ===========

         Segment Assets:
         FB Optical                                    $   105,576    $   426,003
         Cobra Vision                                    3,324,178             --
         All Other                                         105,881             --
                                                       -----------    -----------
             Total Segment Assets                      $ 3,535,635    $   426,003
                                                       ===========    ===========

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                                            Nine Months Ended
                                                                June 30,
                                                            2002        2001
                                                        ----------   ----------
         Net Sales to External Customers:
         United States                                  $  976,764   $  124,516
         India                                               2,873           --
         Russia                                             20,718           --
         Sri Lanka                                           9,504           --
                                                        ----------   ----------
           Total Sales to External Customers            $1,009,859   $  124,516
                                                        ==========   ==========


         Assets:
         United States                                  $3,535,635      426,003
         India                                                  --           --
         Russia                                                 --           --
         Sri Lanka                                              --           --
                                                        ----------   ----------
            Total Assets                                $3,535,635   $  426,003
                                                        ==========   ==========

NOTE G - SUBSEQUENT EVENTS

On July 26, 2002, the Company amended its agreement with the loan holders of $1,000,000 of promissory notes (see Note B). The Company was obligated to release the principal as a guarantor on the Company's bank line of credit (the "Guarantor") by August 19, 2002, which did not occur. In connection with this commitment, all of the shares of Class B common stock of NexGen (which constitute the control block) have been pledged as a guarantee that the outstanding balance of the Company's line of credit guaranteed by the Guarantor is paid in full or the guarantee removed. The bank agreed to an extension until November 15, 2002. Additionally, the Guarantor has agreed to extend the time to remove him from the guarantee until September 30th, and if the Company pays the bank $100,000 by September 30, 2002, the Company will have until October 31,2002 to remove the guarantee. The Company is currently engaged in discussions with a new bank to refinance the loan. To assist the Company in solving this problem, an affiliate of an investment banking firm, which firm has agreed to raise money for NexGen in the near future, has agreed to guarantee the new proposed loan together with the Company's chief executive officer.

In July 2002, the Company closed its private placement of Units by issuing 18.5 Units consisting of three Units sold for cash of $135,000 and 15.5 Units sold in exchange for cancellation of $ 697,500 of indebtedness held by the Company's chief executive officer ($90,0000) and president ($157,500) and TRIC ($450,000). Except for the cancellation of indebtedness instead of cash payments, the Units were identical to the Units sold for cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

OVERVIEW

The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB.

Description of Registrant

The Company's operations are conducted through two operating subsidiaries; Cobra, a distributor of ophthalmic lenses and manufacturer of casting equipment used to manufacture ophthalmic lenses, and FB Florida, an ophthalmic equipment refurbishing company. The results of operations and cash flow statements described below represent the actual results of the Company which obtained legal control of Cobra on April 10, 2002. For this reason, only the second quarter of 2002 of Cobra is included. In order to better understand the business of the Company, the pro forma information should be carefully reviewed. The table below presents the condensed consolidated statement of operations of the Company as if the merger with NexGen and acquisitions of FB Florida and Cobra had taken place on October 1, 2000. NexGen had an August 31 year end and therefore, NexGen's results for the three and six months ended February 28, 2002 have been consolidated with the Company's results for the three and nine months ended June 30, 2002. NexGen's results for the three and nine months ended May 31, 2001 have been consolidated with the Company's results for the three and nine months ended June 30, 2001.


                                  For the Three Months Ended    For the Nine Months Ended
                                            June 30,                   June 30,
                                      2002          2001           2002           2001
                                  -----------    -----------    -----------    -----------
Revenues                          $   936,665    $   894,166    $ 2,087,800    $ 2,118,921

Net loss attributable to common
shareholders                      $(2,957,398)   $  (176,860)   $(3,716,965)   $  (457,848)
                                  -----------    -----------    -----------    -----------

Three Months Ended June 30, 2002 and 2001
------------------------------------------

REVENUES

The Company's total revenues were $ 936,665 for the three month period ended June 30, 2002 compared to $ 64,487 for the same period ended June 30, 2001, an increase of $ 872,178. The increase is a result of the Company's acquisition of the Cobra Vision business segment in April 2002. Cobra Vision's revenues for the three months ended June 30, 2002 were $844,685. The Company's FB Optical segment generated $91,980 of revenues during the three month period ended June 30, 2002 compared to $64,487 for the same period, an increase of $27,493, or 42.6%. The change in FB Optical sales is attributed to an increased awareness in the market and the assistance of the Cobra Vision Sales force. Cobra Vision anticipates continued growth in sales of distributed polycarbonate and glass ophthalmic lenses and expects significant sales to be generated from the sale of the NexGen Casting and Print Coat Systems planned for launch in the first quarter of 2003.

COSTS AND EXPENSES

The Company's increase in revenues for the third quarter of 2002 as compared to the same period ended June 30, 2001 resulted in higher total costs, as costs of sales increased from $12,713 to $628,316, or $615,603. The increase is a result of the Company's acquisition of the Cobra Vision business segment in April 2002. Selling, general and administrative expenses for the three month period ended June 30, 2002 increased $ 2,274,393 from $ 90,238 to $ 2,364,631. The increase is attributable to the Company's acquisition of the Cobra Vision business segment in April 2002. Research and development expenditures for the three month period June 30, 2002 were $400,000 as compared to no research and development costs during the same period in 2001. The increase in research and development costs is attributable to the Company's acquisition of the Cobra Vision business segment in April 2002. The FB Optical business segment has not historically incurred research and development costs. Depreciation and amortization expense for the three month period ended June 30, 2002 increased $ 467,716 from $ 22,659 to $490,375. The increase is attributable to the property, equipment and goodwill associated with the Company's acquisition of the Cobra Vision business segment in April 2002. The Company incurred $10,741 of interest expense during the three months ended June 30, 2002 as a result of the debt assumed in connection with the Company's acquisition of the Cobra Vision business segment in April 2002.

The Company has increased staff, research and development and sales marketing expenses to support the NexGen Casting and Print Coat Systems planned for launch in the first quarter of 2003. The Company plans to continue to increase operating expenses but expects to manage these expenses to allow the Company to turn profitable on a quarterly basis by the fourth quarter 2003. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

Nine Months Ended June 30, 2002 and 2001
-----------------------------------------

REVENUES

The Company's total revenues were $ 1,009,859 for the nine month period ended June 30, 2002 compared to $ 124,516 for the same period ended June 30, 2001, an increase of $ 885,343. The increase is a result of the Company's acquisition of the Cobra Vision businesses segment in April 2002. Cobra Vision's revenues for the three months ended June 30, 2002 were $844,685. The Company's FB Optical segment generated $ 165,174 of revenues during the nine month period ended June 30, 2002 compared to $ 124,516 for the same period in 2001, an increase of $ 40,658, or 32.7%. The change in FB Optical sales is attributed to an increased awareness in the market and the assistance of the Cobra Vision Sales force. Cobra Vision anticipates continued growth in sales of distributed polycarbonate and glass ophthalmic lenses and expects significant sales to be generated from the sale of the NexGen Casting and Print Coat Systems planned for launch in the first quarter of 2003.

COSTS AND EXPENSES

The Company's increase in revenues for the nine months ended June 30, 2002 as compared to the same period ended June 30, 2001 resulted in higher total costs, as costs of sales increased from $ 97,973 to $654,034, or $ 556,061. The increase is a result of the Company's acquisition of the Cobra Vision business segment in April 2002. Selling, general and administrative expenses for the nine month period ended June 30, 2002 increased $ 2,257,487 from $ 284,939 to $ 2,542,426. The increase is attributable to the Company's acquisition of the Cobra Vision business segment in April 2002. Research and development expenditures for the nine month period June 30, 2002 were $400,000 as compared to no research and development costs during the same period in 2001. The increase in research and development costs is attributable to the Company's acquisition of the Cobra Vision business segment in April 2002. The FB Optical business segment has not historically incurred research and development costs. Depreciation and amortization expense for the nine month period ended June 30, 2002 increased $ 500,010 from $ 24,353 to $ 524,363. The increase is attributable to the property, equipment and goodwill associated with the Company's acquisition of the Cobra Vision business segment in April 2002. The Company incurred $ 19,400 of interest expense during the nine months ended June 30, 2002 as a result of the debt assumed in connection with the Company's acquisition of the Cobra Vision business segment in April 2002.

The Company has increased staff, research and development and sales marketing expenses to support the NexGen Casting and Print Coat Systems planned for launch in the first quarter of 2003. The Company plans to continue to increase operating expenses but expects to manage these expenses to allow the Company to turn profitable on a quarterly basis by the fourth quarter 2003. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had a working capital deficit of $ 4,929,733. The Company generated a deficit in cash flow from operations of $ 699,902 for the nine month period ended June 30, 2002. The deficit in cash flow from operating activities for the nine month period ended June 30, 2002 is primarily attributable to the Company's net loss from operations of $ 3,130,364 adjusted for depreciation and amortization of $ 524,363 and an increase in accounts payable of $ 1,502,448 assumed in connection with the acquisition of the Cobra's business segment in April 2002.

Cash flows used in investing activities for the nine month period ended June 30, 2002 consisted of $ 25,922 of equipment acquired in connection with the Cobra business segment.

The Company met its cash requirements during the period through proceeds of $ 900,860 from the sale of Units. During July, we raised an additional $135,000 from the sale of three Units and issued 18.5 Units in exchange for cancellation of $697,500 of indebtedness.

Our current liabilities substantially exceed our current assets and we are dependent upon the sale of our Class A common stock and other securities to pay our liabilities and expand our business.

We expect to commence another private placement of up to $1,500,000 this week through a New York-based investment banker. Additionally, the investment banker has discussed with us that it is willing to raise up to $6,500,000 from the sale of securities. There are no assurances the Company will be successful in raising the funds required in both of these proposed offerings. We have been advised by our current bank that it will extend our current line of credit until November 15, 2002 and thereby waive our existing default. As disclosed in Note G to our consolidated financial statements, we are attempting to refinance this line of credit with another bank in order to obtain more permanent financing and remove the Guarantor from the existing line of credit. An affiliate of the above referenced investment banker has agreed, together with our chief executive officer, to guarantee this new line of credit.
The independent auditors report on Cobra's December 31, 2001 financial statements included in the Company's Report on Form 8-K/A states that Cobra's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Forward-Looking Statements
--------------------------

The statements in this Report relating to our expectations about Cobra's anticipated growth in sales, future costs, the modification of the Company's line of credit and removal of the Guarantor and our raising capital from the sale of securities are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) general domestic and international economic and business conditions including political unrest, currency fluctuations and tariffs, (2) increased competition in the Company's markets and products, (3) the ability of the investment banker to finalize the loan guarantee and the willingness of the new bank to extend a credit line on acceptable terms , (4) the investment bankers' ability to sell our securities and (5)our ability to commercialize our products.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

            None


Item 2.     Changes in Securities and Use of Proceeds

            (a)      None
            (b)      None

            (c) During the three months ended June 30, 2002, we issued Units to the following individuals:

Date                                      Name                   Number of Units               Consideration
----                                      ----                   ---------------               -------------
April 15, 2002                       David Parupsky                     1                         $45,000

April 15, 2002                      John Kasmer Jung                   0.5                        $22,500

April 15, 2002                      Marcella K. Neil                   0.5                        $22,500

April 15, 2002                        Phil Epperson                    0.5                        $22,500

April 27, 2002                       Jose L. Collazo                   11                        $495,000

May 15, 2002                      Frederick G. Lenertz                  3                        $135,000

June 12, 2002                         Jose Collazo                      1                        $45,000

June 21, 2002                         Jose Arzuaga                      3                        $135,000

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K.

            (a)      Exhibit No.

            (b)      Reports on Form 8-K

                     On April 24, 2002, the Company filed a Current Report on Form 8-K dated April 22, 2002 and amended on July 8, 2002, reporting under Item 1, a change control of the Registrant, Item 2, the merger and acquisition of NexGen Vision, Inc. pursuant to an Agreement and Plan of Merger, Item 4, a change in the Registrant's certifying accountants, Item 5, a change in the Registrants' stock symbol and CUSIP number and Item 7 disclosure of historical financial statements of the business acquisition and pro-forma information.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NexGen Vision, Inc.
                                                   (Registrant)


Date: August 26, 2002                              By: /s/  Gary Lafferty
-------------------------                          ----------------------------------
                                                            Gary Lafferty
                                                            Chairman & Chief Executive Officer

                                                   By: /s/  Jack Wissner
-------------------------                          ----------------------------------
                                                            Jack Wissner
                                                            Chief Financial Officer

                                 CERTIFICATIONS



I, Gary Lafferty certify that:

1.       I have reviewed this report on Form 10-QSB of NexGen Vision Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


Dated:  September 9, 2002                           /s/Gary Lafferty
                                                    -------------------
                                                    Chief Executive Officer



I, Jack Wissner certify that:

4.       I have reviewed this report on Form 10-QSB of NexGen Vision Inc.;

5. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

6. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


Dated:  September 9, 2002                           /s/Jack Wissner
                                                    --------------------
                                                    Chief Financial Officer