Form 10KSB
period 2002-09-30
NEXGEN VISION INC
filed 2003-01-15
CIK 1124111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the fiscal year ended September 30, 2002
                                            ------------------

                        Commission File Number: 333-46682

                NexGen Vision, Inc. (formerly K-1 Builders, Inc.)
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    87-0659918
            --------                                    ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

           1535 Oak Industrial Lane, Suite F, Cumming, Georgia  30041
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (770) 886-3200
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

       Securities registered under to Section 12(g) of the Exchange Act:

                                      None




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.   $1,751,754

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $19,187,750 as of January 9, 2003 computed using the closing price of the Class A common stock of NexGen, par value $.001 per share, as listed on the Over-The-Counter Bulletin Board on the aforementioned date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,570,000 shares of Class A common stock and 7,770,000 shares of Class B common stock were outstanding as of January 9, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE


Not  applicable

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

ABOUT  NEXGEN  VISION,  INC.
----------------------------

     As used in this Form 10-KSB "we", "our", "us" and "NexGen" refer to NexGen Vision, Inc. and its subsidiaries unless the context requires otherwise. Our mission is to provide state of the art technologies to the ophthalmic lens industry as well as providing our customers with high quality ophthalmic lens products. In a few short years, we have grown rapidly, launching an ophthalmic lens distribution business in January 1999, expanding our sales and distribution of ophthalmic lenses and obtaining the exclusive rights to revolutionary technology from our research and development partner, Technology Resource International Corporation. We own the license to an automated prescription lens casting system developed by Technology Resource International. We recently introduced this lens casting system at industry trade shows and have generated substantial interest from potential customers. Additionally, we are currently negotiating a significant joint venture agreement with an Australian based company. This joint venture, described below will purchase lens casting systems directly from us together with the materials and supplies used by the systems to make ophthalmic lenses.

     Our principal subsidiary Cobra Vision, Inc., a Georgia corporation was organized in 1998 and began operations in January 1999 when it launched its ophthalmic lens line. Recently, Cobra Vision signed a three year contract with Corning Incorporated to supply Corning SunSensor plastic sun sensitive lens material for use in NexGen's lens casting systems which will permit us and users of these systems to not only make clear plastic lenses but also photochromic plastic lenses. Photochromic lenses are lenses that darken in sunlight permitting the user to avoid having to have separate glasses for inside and outside in sunlight. Corning introduced the first photochromic lenses in the 1960s and remains a leader in this field.

     We also own 99% of FB Optical, Inc., a Florida corporation, based in St. Paul, Minnesota which, together with its predecessor, sells used ophthalmic lens equipment in North America and emerging markets overseas. NexGen acts as a holding company for these subsidiaries. We expect to acquire the remaining 1% of FB Optical in the near future. See "Item 12. Certain Relationships and Related Transactions."

INDUSTRY  OVERVIEW
------------------

     For optical retailers, premium lenses are a key selling point. Lens manufacturers are introducing new and improved lens materials and designs - polycarbonate and mid-and high-index lenses - and lens treatments, including photochromic and anti-reflective coatings.

     According to the Jobson State of the Market Report, total retail sales of lenses and lens treatments through all types of optical outlets constituted approximately $8.3 billion or 50.5% of the $16.5 billion optical retail market in 2000. Although dollars declined in 2001 to $15.9 billion, percent of lenses and lenses treatments increased to 51.2%. Projected retail sales for 2002 were $16.2 billion.

     Increases were seen and projected by Jobson's VisionWatch consumer survey for total lens pairs sold during the three-year period ending in 2002. In 2001,
69.8 million lens pairs were sold; in 2002 about 73.3 million lens pairs were projected to have been sold, a five-percent increase from the previous year. For 2003, VisionWatch forecasts just a 1.5-percent increase in lens pairs sold, to
74.4  million  pairs.

     According to Jobson, in 2001 36.1% of lenses sold were single vision lenses, 23.9% were bifocal or trifocal lenses and 37% were progressive addition lenses.

     Traditional hard resin plastic lens sales increased in 2001 and sales of polycarbonate lenses remain strong. Polycarbonate lenses are impact resistant. According to Jobson, in 2001 57.7% of the lenses sold in retail outlets were traditional hard resin plastic lenses representing 40.3 million pairs of lenses. In contrast in 2001, 20 million pairs of polycarbonate lenses were sold constituting 28.6% of the market, a .8% increase over the prior year.

     According to Jobson, sales of photochromic lenses by independent dispensaries increased from 12 percent in 2000 to 20.9 percent or 14.5 million pair in 2001. Any increase in photochromic sales can be directly attributable to the introduction of new, better-performing products and fashion colors. With the introduction of new products in the photochromic category, Jobson predicts that lenses which darken in sunlight to lead the next growth spurt in the spectacle lens market.

OUR  SOLUTION
-------------

     In order to become a market leader in the ophthalmic lens business, we believe we have a number of significant advantages.

     OUR  PROPRIETARY  AUTOMATED  LENS  CASTING  SYSTEM.

     We hold the worldwide license for the patented prescription lens casting system. We have exclusive rights except to the extent that Rodenstock possesses any rights. We expect that Rodenstock will release its rights in the near future. We recently introduced the system at industry trade shows and experienced significant positive response. Our system is designed for high-volume production and features no-gasket lens processing and print coating technology. Manufactured for us by leading third party manufacturers, we will generate revenues not only from sales of our lens casting systems but also from the sales of lens materials, coatings and other supplies used in manufacturing ophthalmic lenses from our systems. In effect, it is a razor and razor blade approach. Our proprietary lens casting system is compact, takes up limited space, can produce a pair of lenses in 10 minutes, is substantially more efficient to operate than its competitors and is competitively priced.

     OUR  RELATIONSHIP  WITH  CORNING.

     Corning Incorporated has long been a leader in the ophthalmic lens industry. It is known throughout the world for its high quality ophthalmic glass products. As a leader in the photochromic lens market, it has developed innovative SunSensors plastic sun-sensitive lens material for use in NexGen's proprietary prescription lens casting system.

Users of our systems will be able to use Corning's proprietary material in producing high quality photochromic lenses. Corning, whose common stock is listed on the New York Stock Exchange, has significant financial strength and sales and marketing expertise which we believe it will devote to promoting the Corning SunSensors plastic sun-sensitive lens material.

     In addition, we and our research and development partner, Technology Resource International, are currently discussing additional research and development projects with Corning which should have commercial potential. We expect that the first project will permit Corning and NexGen to introduce a commercially viable product in 2003.

     OUR  RELATIONSHIP  WITH  TECHNOLOGY  RESOURCE  INTERNATIONAL.

     We have entered into a Research and Development and a Technology License Agreement with Technology Resource International which provides us with the use of that company's substantial intellectual property resources including its team of in-house chemists and engineers in exchange for our payment of fees. The Research and Development Agreement covers the calendar years 2002 through 2006 and provides us with up to 4,000 hours of research and development services relating to ophthalmic lenses during each year. During this five-year period we have an exclusive right to all of the technology developed under the Agreement insofar as it relates to ophthalmic lenses. Our exclusive rights continue after 2006 as long as we continue to pay the minimum royalties due under the Agreement. The Technology License Agreement provides Cobra Vision with an exclusive license (except as to Rodenstock as described above) of the technology developed under the Research and Development Agreement. The term of the technology license agreement expires after the expiration of all patents issued to Technology Resource International, both existing and those developed under the Research and Development Agreement.

     We have a close working relationship with Technology Resource International and are moving into new offices in a building owned by Technology Resource International. Additionally, Dr. Kai Su, president of Technology Resource International is acting as our chief technology officer, and Technology Resource International is a significant stockholder of NexGen.

     We believe that this relationship with Technology Resource International, which developed our proprietary prescription lens casting system and the ability to cure Corning's NexGen dye, provides us with a significant competitive advantage.

     OUR  MANAGEMENT  TEAM.

     Cobra Vision has compiled a management team consisting of executives with substantial experience in the ophthalmic lens industry. These persons have expertise in the sales and distribution of ophthalmic lenses, manufacturing and research and development. Their skills have permitted us to initially grow our ophthalmic lens distribution business and acquire the technology to roll out lens casting systems as well as other innovative products.

OUR  STRATEGY
-------------

     LAUNCH  AND  ROLL  OUT  OUR  PROPRIETARY  AUTOMATED  LENS  CASTING  SYSTEM.

     We expect to launch our proprietary automated lens casting system in early 2003. This system is fully developed and has been introduced to the commercial market at trade shows and received enthusiastic acceptance. We have delayed in accepting purchase orders as we concentrated our efforts on obtaining necessary financing in order to meet purchase order commitments. With the closing of our recent private placement in mid-December 2002, as well as our continuing efforts to raise substantial additional capital from an institutional private placement, we believe we are in a position to commercialize this business model in 2003. NexGen has launched the process to build the first five casting systems for delivery to customers and to build the initial inventory of lens materials, coatings and supplies to support the systems.

     We are currently negotiating a joint venture agreement with an Australian company in Australia, New Zealand and neighboring islands. We have agreed in principal with our Australian partner that we will own approximately a 28% in the joint venture. Our partner will fund the joint venture with $1,500,000 and we will provide exclusive distribution rights to our proprietary lens casting technology system for Australia, New Zealand and nearby South Pacific islands in exchange for an up-front payment to us of $500,000. Additionally, we will sell to the joint venture our lens casting systems and consumables at discounts from list price from our prevailing list prices over the term of the agreement. We expect to receive a purchase order from the joint venture for two systems by January 2003. In order to maintain exclusivity, the joint venture must purchase at least 200 lens casting systems from us through 2005. Additionally, we will issue 200,000 shares of our Class A common stock to the joint venture and have agreed to issue our partner warrants to purchase 110,000 shares of our common stock at $4 per share over a five-year period.

     DEVELOP  OUR  RELATIONSHIP  WITH  CORNING.

     Our three-year agreement through which Corning is supplying its SunSenors plastic sun-sensitive lens material for use in our proprietary prescription lens casting systems is the first step in what we believe will be a series of projects which will be commercialized by Corning and NexGen. We are currently discussing with Corning a number of research and development projects. If any lead to agreements, Technology Resource International, our research and development partner, will provide research and development services for joint projects between NexGen and Corning. Depending upon the product, if any are marketed, we will either sell them to Corning or we will market Corning's products.

     EXPAND  OUR  DISTRIBUTION  OF  POLYCARBONATE  LENSES.

     We have derived our principal revenues to date from the sale of polycarbonate lenses, primarily to wholesale laboratories and on a private label basis to ophthalmic lens companies. Polycarbonate lenses are plastic lenses which are impact resistant. We believe that polycarbonate lenses hold the second largest market share in the ophthalmic lens business. We are the exclusive supplier of polycarbonate lenses manufactured in Taiwan by Polylite Taiwan Co., Ltd. Because its current plant operates at approximately 93% of capacity, we have not been able to expand our sales of its products by selling directly to large retail ophthalmic chains. We have been engaged in discussions with Polylite for a substantial period of time concerning establishing a joint venture in Taiwan. The joint venture would acquire and equipment and a new plant to be operated by the joint venture. Our investment bankers have begun to explore potential financing sources with third parties who specialize in developing and financing manufacturing plants. In addition to building and installing a new injection molding system to permit the production of polycarbonate lenses by the joint venture, it would also manufacture polarized lenses which are used in sunglasses and reduce glare and sharpen images. Polylite is currently selling these polarized lenses in Asia, and Cobra Vision would market them in North America.

OUR  PRODUCTS
-------------

     OUR  PRESCRIPTION  LENS  CASTING  SYSTEM.

     Developed by a team headed by Dr. Kai Su, our chief technology officer, at Technology Resource International and licensed to us, our proprietary prescription lens casting system allows in-house laboratories and large retail chains to cast single vision, flat top bifocal, and progressive addition lenses to prescription in less than 10 minutes. It also is capable of casting plastic, mid-index and high-index monomer lenses. Because polycarbonate impact resistant lenses can only be produced from pellets which require large injection molding manufacturing lines, these systems cannot produce polycarbonate lenses.

     Currently, laboratories grind prescription lenses from thick lens blanks. These lens blanks must be inventoried, marked, blocked, ground and polished before delivery to a customer. NexGen's proprietary lens casting systems eliminate these expensive and time-consuming steps. Other advantages of NexGen's lens casting systems are:

-    systems are small are require approximately 120 square feet of floor space;

-    speed;

- by not using gaskets, the time and expense involved in cleaning the system and molds after each use is significantly reduced;

- the system can use Technology Resource International's proprietary lens tinting process which allows the user to apply a specific fixed tint without using a tinting bath;

- the system uses Technology Resource International's proprietary print coating technology which substantially reduces the cost in finishing the lenses; and

- NexGen's systems are relatively inexpensive (retailing at $167,500) compared to systems used by ophthalmic laboratories.

We introduced our lens casting system at trade shows in 2002 and received enthusiastic responses each time.

     As disclosed below, we expect to begin commercializing this technology in January 2003 by receiving a purchase order from an Australian joint venture in which we will hold an approximately 28% minority interest. We also expect to begin to accept purchase orders from other companies in the first quarter of 2003. We expect that we will begin recognizing revenue from the delivery of these machines in the second quarter of 2003 and that our principal revenues in 2003 will be derived from sales of these systems and the consumables used in the operations of these systems. Although we expect significant revenues from the sales of the systems, our business model is premised upon a razor/razor-blade approach in which the sale of consumables is expected to materially exceed the revenues and profit recognized from the sale of systems.

     THE  AUSTRALIAN  JOINT  VENTURE.

     We have reached an understanding with an Australian company that that will have exclusive distribution rights in Australia, New Zealand and nearby South Pacific islands. We expect to finalize the joint venture and enter into a distribution agreement with the Australian company in January 2003. The principal terms of these agreements are:

     - the joint venture will have the exclusive rights to distribute our lens casting systems in Australia, New Zealand and nearby South Pacific islands;

     - we will issue the joint venture 200,000 shares of our Class A common stock in exchange for an interest in the joint venture;

     - our Australian partner and associates, will receive an approximately 28% interest in the joint venture and a five-year warrant to purchase 110,000 of our Class A common stock at $4 per share;

     - in exchange for obtaining the exclusive distribution rights, the joint venture shall pay us $500,000 and issue us an additional interest in the joint venture bringing our total interest to approximately 28%;

     - our Australian partner will raise $1.5 million for the joint venture in exchange for an approximately 33% interest;

     - the remaining 10% interest will be issued to Jesup & Lamont's Securities Corporation, our investment bankers, which introduced the Australian venture partner to us and played a significant role in negotiating the joint venture;

     - we will have a right of first refusal to purchase any of the interests of any of the other venture partners;

     - the joint venture will issue at an initial purchase order for two lens casting systems in January 2003; and

     - we will sell the joint venture casting systems and consumables at prearranged discount for list prices, as in effect from time to time;

     The distribution agreement will provide that in order to maintain exclusive distribution rights, the joint venture must purchase 200 lens casting systems by the end of 2005 (with increasing amounts in each of 2003, 2004 and 2005) and 40 systems each year thereafter until 350 systems have been purchased. In addition, the joint venture must purchase a minimum dollar amount of consumables each year rising to $10,400,000 in 2005 and $12,000,000 each year thereafter in order to maintain exclusivity. There can be no assurances that we will enter into this joint venture.

     OUR  RELATIONSHIP  WITH  CORNING.

     In September 2002, we entered into an agreement with Corning providing us with a three-year supply agreement to use Corning's SunSenors plastic sun-sensitive lens material in our lens casting systems. This provides the ophthalmic industry with the opportunity to cast Corning's patented photochromic lens material to individual prescriptions. We expect that users of our lens casting systems will begin placing purchase orders during the second quarter of 2003.

     In addition, we have been discussing with Corning's management additional joint research and development projects. We expect to commercialize the first product from this joint research and development effort during 2003 and begin generating revenue from it.

     OUR  DISTRIBUTION  OF  POLYCARBONATE  AND  OTHER  PLASTIC  LENSES.

     Our principal revenues to date have been derived from the sale of polycarbonate and, to a lesser extent, glass lenses which business began in 1999. We are the exclusive North American distributor of polycarbonate lenses for Polylite Taiwan, a Taiwan based manufacturer. Polylite manufactures GIA Crystal lenses which we believe are the most advanced polycarbonate lenses available. All GIA Crystal lenses feature an advanced flat base aspheric design, which can deliver twenty/twenty acuity to 30 degrees off access, a feature not found in most competitive brands. In 2001, we expanded our line of lenses to include glass lenses manufactured by Buchmann Glass and two additional lenses manufactured by Polylite. The first are GIA Crystal progressive addition lenses which permit the user to have different prescriptions for near and far distances without the lines apparent when one looks at bifocal and trifocal lenses. The third product we added in 2001 is an anti-reflective GIA Crystal polycarbonate lens manufactured by Polylite.

     Our Atlanta, Georgia area facility contains a large inventory of polycarbonate and glass lenses. Through automated technology, we are able to quickly fill and ship all orders from this inventory in order to meet our customer's needs. Because our principal revenues have been derived from the sale of polycarbonate lenses, we have had to limit our sales because Polylite presently operates at 93% capacity.

     THE  PROPOSED  TAIWAN  MANUFACTURING  JOINT  VENTURE.

     In order to alleviate Polylite's capacity problem, we have been engaged in discussions with Polylite relating to the formation of a joint venture which would fund, build and equip a manufacturing plant in Taiwan. Through Jesup & Lamont, our investment bankers, we have been engaged in discussions with several funding sources that specialize in funding manufacturing plants. Assuming the financing is obtained, the material points of the proposed joint venture are as follows:

     - we would contribute $6,000,000, likely from a combination of debt and equity provided by third parties;

     - we will own 75% and Polylite will own a 25% interest in the joint venture;

     - the time schedule being discussed contemplates an April 2003 commencement date for land acquisition and construction and an eight month period of time to build and equip the plant;

     -    the  plant  would commence manufacturing and filling orders in January
          2004;

     - the Cobra Vision would have the exclusive rights to distribute the lenses in North America; and

     - profits would be shared on a 75-25 basis after paying Polylite an agreed upon operating fee.

Operation of the Taiwan joint venture is subject to execution of a written joint venture agreement which is yet to be drafted and, more importantly, our obtaining the necessary financing. We cannot assure you that we will achieve both of these objectives. Without creation of this joint venture, our ability to significantly expand our lens distribution business will be severely hampered.

OUR  FB  OPTICAL  OPERATION
---------------------------

     In November 2001, we acquired 99% of FB Optical from a corporation controlled by one of our principal stockholders, Mr. Alberto Burckhardt, in exchange for the issuance of 4,357,500 shares of Class B common stock. We are in the process of acquiring the remaining 1%.

     FB Optical is in the business of refurbishing and selling used optical equipment to customers located in the United States, Russia, India, the former Soviet Republics, and other emerging markets. Its revenues have not been material to date. See Note N to "Financial Statements."

CUSTOMERS  AND  MARKETING
-------------------------

Our customers are independent optical laboratories, retail chains and large companies engaged in the ophthalmic lens business for which we private label polycarbonate lenses. Finally, our proposed new Australian joint venture may be a significant customer.

     We employ a team of sales professionals who market our services to independent laboratories and retail chains across the country. Once we are able to solve our capacity requirements, we believe our sales and marketing team can market our products to large retail chains located in the United States. We have 10 sales professionals under the direction of Cobra Vision's vice president of sales and marketing. Each sales professional is responsible for an area of the United States and each is compensated on a commission basis. While our independent sales representatives carry other product lines, they do not carry competing lines and are fully trained in all the features, advantages and benefits of our products.

     We also rely heavily on trade shows to demonstrate our new technologies and products. Apart from sales to large potential customers like our proposed Australian joint venture partner and Corning, Cobra Vision intends to build market share by focusing on key accounts that it believes will most quickly and significantly bring returns on its investment, while not tying it to any one customer. These targeted accounts will receive commercial samples, videos, demonstrations, and other materials ahead of other accounts and will have the opportunity to reserve production before all others. Because we see our customers as our partners, we will work closely with all accounts to assure that their needs are fulfilled quickly, and efficiently.

     To date one customer, Pentax Vision, Inc., has comprised more than 10% of our revenues in 2002. Going forward although we expect its sales will continue to grow, we do not expect that Pentax will comprise more than 10% or our revenues in 2003,.

TECHNOLOGY  RESOURCE  INTERNATIONAL  AGREEMENTS
-----------------------------------------------

     NexGen plans to pursue opportunities to enter into licensing, distribution, and joint venture agreements in order to further develop its business. To further this goal, Cobra Vision has entered into Research and Development and Technology License Agreements with Technology Resource International. Dr. Kai Su, chief executive officer of Technology Resource International is our chief technology officer.

The  key  aspects  of  the  Research  and  Development Agreement are as follows:

     - Technology Resource International shall provide the 4,000 hours of research and development services pertaining to ophthalmic lenses and related equipment and accessories during each of calendar years 2002 through 2006;

     - Cobra Vision shall obtain exclusive rights to the research, development and design work and all technology know-how resulting from this work as long as it meets its obligations under both the Research and Development and the License Agreements including the payment of minimum royalties;

     - Cobra Vision was required to and has paid Technology Resource International $600,000 in fees for 2002;

     - Cobra Vision is required to pay Technology Resource International, $350,000 in each of the succeeding calendar years through 2006 including $150,000 in January of each year;

The  following  are  the  material  provisions  of  the  License  Agreement:

- Cobra Vision obtained a worldwide license to all trade secrets, technologies and other ophthalmic related proprietary information including all patents of Technology Resource International which provides Cobra Vision with the right to use this intellectual property to manufacture and sell lens manufacturing equipment, accessories and replacement parts and molding supplies used to manufacture lenses;

     - The license terminates upon the latter of expiration of all patents or other intellectual property developed by Technology Resource International.

     - We were obligated to pay a commitment fee of $1,000,000 which was satisfied by the issuance of 1,100,000 shares of our Class A common stock to Technology Resource International in September 2002;

     - Previously, we paid Technology Resource International $700,000 for research and development services, consisting of $250,000 in cash and $450,000 of units in a prior private placement.

     - We will pay royalties to Technology Resource International equal to the greater of 25% of the gross profits from the sale of equipment, products and supplies derived from the license technologies and 75% of any royalties received from third parties; or minimum royalties of $350,000 per year beginning in 2003.

We are using this licensed technology to manufacture and market the automated lens casting systems.

POLYLITE  TAIWAN
----------------

     Cobra Vision plans to expand and grow its polycarbonate lens distribution business segment. Polylite, a Taiwanese manufacturer, plays an important role. Currently, Polylite is the sole manufacturer for the polycarbonate lenses Cobra Vision distributes. This accounts for approximately 40% of Polylite's business. Replacing Polylite may have a material and adverse impact on Cobra Vision unless we have at least six months notice. Polylite's existing facility is now at about 93% of capacity, which also can affect our future business.

     Cobra Vision and Polylite have entered into a Distribution Agreement granting Cobra Vision exclusive distribution rights in North America. It is a two-year agreement renewable year to year thereafter. If after two years
Polylite decides not to renew, Cobra Vision has the right to maintain a non-exclusive right to distribution for an additional period of four years as long as Polylite continues to manufacture the existing products or similar products. The Distribution Agreement may be terminated by Polylite if Cobra Vision is in default for more than three months of any payment due to Polylite or if Cobra Vision materially breaches the Distribution Agreement and such breach is not cured within 90 days after notice is given.

     Cobra Vision owes Polylite $2,200,000 as payment for inventory and support of Cobra Vision's marketing efforts in North America. The $2,200,000 is payable in installments. While this sum is currently past due, the parties have orally agreed to extend the terms.

     Polylite and Cobra Vision plan to enter into the joint venture described above if we can obtain the necessary financing.

OUR  COMPETITORS
----------------

     Our lens casting system has many advantages over competitors' products, and we are focusing on these advantages to differentiate the system in the marketplace. Our lens casting system does not use gaskets and can produce a clear finished lens in less than 10 minutes and a photochromic lens in less than 20 minutes. We are targeting retail operations and wholesale laboratories as potential customers. There were many obstacles that were overcome in the development of this process that places this system far ahead of any other technology currently available in the market. Air bubbles have been eliminated, index of refraction variability due to stress has been reduced far below industry standards, a non-caustic mold cleaning process has been developed, rejects due to improper gasket matching have been eliminated, a mold protection and orientation system has been developed and the print coat process has been incorporated. Our proprietary lens prescription lens casting system has significant cost, quality and technical advantages over casting systems offered by the competition.

     In its sales and distribution of ophthalmic lenses, Cobra Vision competes in two aspects of its business. As a distributor, the GIA Crystal polycarbonate lenses it sells, compete for market share with lenses manufactured by third parties. Cobra Vision competes with other distributors and companies that manufacture their own lenses. In the photochromic and lens casting segments, the competition has established market share and a presence in the market. Many of the competitors have greater financial resources and management depth. They also enjoy well-established reputations and branded products. Cobra Vision believes it will be able to compete based on the following factors:

- TACTICAL ADVANTAGE - Cobra Vision's size can be used as a tactical advantage. It can typically react to market conditions and customers faster than its larger competitors.

- POLYCARBONATE - The GIA Crystal polycarbonate lens has many advantages over competitors' products, and Cobra Vision focuses on these advantages to differentiate its product in the marketplace. The GIA lens is crystal clear, crystal sharp, and crystal hard. At present, there are no competitive products that can substantiate all three claims in the same product.

     - CRYSTAL CLEAR - The GIA crystal lens process removes impurities that cause polycarbonate to have a gray and/or blue tint. These impurities cause lens-to-lens manufacturing inconsistency and detract from the appearance of polycarbonate lens edges. This is an important cosmetic issue with customers.

     - CRYSTAL SHARP - The GIA crystal lens process and design improves optical performance of polycarbonate lenses. Reduced stress minimizes index of refraction variability throughout the lens. Aspheric optics were incorporated in high minus and plus GIA crystal lenses to improve off axis visual acuity. The major polycarbonate brands in the market can deliver 20/20 visual acuity on axis through the center of the lens; however, off-axis visual acuity declines to 20/60. The GIA crystal lens delivers 20/20 visual acuity to 30 degrees off-axis.

     - CRYSTAL HARD - The major brands of polycarbonate lenses are susceptible to scratching. Lens scratching is a major cause of rejection in lens processing which significantly reduces yield and increases the production cost of polycarbonate lenses. Lens scratching is also one of the three top complaints from customers. Polycarbonate lenses comprised 20.4% of the 77.6 million pairs of spectacle lenses sold in the United States in 1999 and probably exceeded 29% of spectacle lenses sold in 2002.

     The cast to prescription market is in its infancy. It is estimated that less than 4% of all lenses are cast to prescription by wholesale labs and retailers. There are only three companies with significant efforts to market cast to prescription systems; Nexgen, Optical Dynamics Corp. and Opticast, Inc.

     Optical Dynamics Corp. is the market leader and was first to enter the market. They produce three different systems targeted at small, medium and large customers. Their systems use gaskets and have limited lens coating capabilities.

     Opticast, Inc. ranks second in the cast to prescription market. They provide small volume, inexpensive manual systems targeting low volume customers. Their system uses gaskets and have limited lens coating capabilities.

GOVERNMENT  REGULATION
----------------------

     Under United States Food and Drug Administration rules, Cobra Vision has registered as a medical device distributor.

OUR  EMPLOYEES
--------------

     We currently have 14 full-time employees. None of our employees are represented by a union or other collective bargaining organization. We consider our relationships with our employees and independent contractors to be satisfactory and have historically experienced low employee turnover.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

     We currently conduct operations in a 6,250 square foot leased facility located at 1535 Oak Industrial Lane, Suite F, Cumming, Georgia. This facility houses our executive offices as well as the warehouse, and distribution center for Cobra Vision. Because our current facility is too small, in January 2003 we plan to move NexGen's executive offices as well as all of Cobra Vision's operations to 1525 Bluegrass Lakes Parkway, Alpharetta, Georgia. We are currently reviewing a five year lease of this space with a five year option to renew. The new facility is approximately 26,000 square feet, and we expect it to adequately meet our current needs for office, manufacturing and warehouse space. The building is owned by our research partner, Technology Resource

International, which occupies the other half of the building. FB Optical conducts operations from an 18,000 square foot leased facility located at 4 Central Avenue South, St. Stephen, Minnesota. NexGen has an option to purchase the building in exchange for assuming the existing mortgages in an amount not to exceed $100,000.

ITEM  3.  LEGAL  PROCEEDINGS.

     We  are  not  a  party  to  any  material  litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote for our security holders during the fourth quarter of the year ended September 30, 2002.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The following table sets forth, for the periods indicated, the range of quarterly high and low representative market prices for our Class A common stock. These securities began trading on the Over-the-Counter Bulletin Board under the symbol NXGV.OB on April 19, 2002. There is no public market for our warrants.

                                                    High            Low
CLASS  A  COMMON  STOCK

Quarter  ended  June  30,  2002                   $ 10.50          $  0.15
Quarter  ended  September  30,  2002              $  2.75          $  1.10
Quarter  ended  December  31,  2002               $  4.75          $  1.30


HOLDERS

     As of January 9, 2003, there were 76 holders of record of our Class A common stock and 60 holders of our warrants.


DIVIDEND  POLICY

     We have never paid cash dividends on our common stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and financial condition. Currently, we intend to follow a policy of retaining future earnings in order to finance the growth and development of our business.

SALES  OF  UNREGISTERED  SECURITIES  FOR  THE  YEAR  ENDED  SEPTEMBER  30, 2002.

     During the fiscal year ended September 30, 2002, the following persons and entities acquired shares of stock and other securities from us as set forth in the table below. We sold the securities listed below in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and for accredited investors also under Rule 506 thereunder.




                                                                                                 CONSIDERATION
 SECURITY HOLDER         DATE OF SALE      AMOUNT AND CLASS OF SECURITIES SOLD                     RECEIVED
----------------------  -----------------  -------------------------------------------    ----------------------------------
Jose Lorenzo Arzuaga     June 21, 2002     90,000 shares of Class A common stock          $135,000
                                           90,000 warrants
----------------------  -----------------  -------------------------------------------    ----------------------------------


Hermann Burckhardt       July 1, 2002      105,000 shares of Class A common stock         Cancellation of $157,500
                                           105,000 warrants                               note
----------------------  -----------------  -------------------------------------------    ----------------------------------

Jose Luis Collazo        April 27, 2002    330,000 shares of Class A common stock
                                           330,000 warrants                               $495,000
----------------------  -----------------  -------------------------------------------    ----------------------------------

Jose Luis Collazo        June 12, 2002     30,000 shares of Class A common stock
                                           30,000 warrants                                $45,000
----------------------  -----------------  -------------------------------------------    ----------------------------------

Phillip D. Epperson      May 3, 2002       15,000 shares of Class A common stock
                                           15,000 warrants                                $22,500
----------------------  -----------------  -------------------------------------------    ----------------------------------

Edward J. Firchak, Jr.   July 1, 2002      15,000 shares of Class A common stock
                                           15,000 warrants                                $22,500
----------------------  -----------------  -------------------------------------------    ----------------------------------

John Kasmer Jung         April 15, 2002    15,000 shares of Class A common stock
                                           15,000 warrants                                $22,500
----------------------  -----------------  -------------------------------------------    ----------------------------------

Gary T. Lafferty         July 1, 2002      60,000 shares of Class A common stock          Cancellation of $90,000
                                           60,000 warrants                                note
----------------------  -----------------  -------------------------------------------    ----------------------------------

Frederick G. Lenertz     May 15, 2002      90,000 shares of Class A common stock
                                           90,000 warrants                                $135,000
----------------------  -----------------  -------------------------------------------    ----------------------------------

D. Randy Mosley          July 1, 2002      30,000 shares of Class A common stock
                                           30,000 warrants                                $45,000
----------------------  -----------------  -------------------------------------------    ----------------------------------
D. Randy Mosley          July 1, 2002      30,000 shares of Class A common stock
Revocable Trust                            30,000 warrants                                $45,000
----------------------  -----------------  -------------------------------------------    ----------------------------------

Thomas E. Mulhern        July 1, 2002      15,000 shares of Class A common stock
                                           15,000 warrants                                $22,500
----------------------  -----------------  -------------------------------------------    ----------------------------------

Marcella Kay Neil        April 15, 2002    15,000 shares of Class A common stock
                                           15,000 warrants                                $22,500
----------------------  -----------------  -------------------------------------------    ----------------------------------

Dr. David P. Parupsky    April 15, 2002    30,000 shares of Class A common stock
                                           30,000 warrants                                $45,000
----------------------  -----------------  -------------------------------------------    ----------------------------------


Technology Resource      July 1, 2002       300,000 shares of Class A common stock        Cancellation of $450,000
International                               300,000 warrants                              note
Corporation
----------------------  -----------------  -------------------------------------------    ----------------------------------
 Technology Resource    September 30, 2002  1,100,000 shares of Class A common stock      Payment of $1,000,000
International
Corporation
----------------------  -----------------  -------------------------------------------    ----------------------------------

ARB Investment           April 10, 2002     4,387,500 shares of Class B common stock      Exchange of  shares in connection
Enterprises, Ltd.(1)                                                                      with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Brad L. Beatty           April 10, 2002     70,000 shares of Class B common stock         Exchange of  shares in connection
                                                                                          with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

(1) Mr. Herman Burckhardt, the president of NexGen, is deemed to be the beneficial owner of 2,071,250 shares of Class B common stock which are held by ARB Investments, Ltd., a limited partnership controlled by Mr. Burckhardt.



----------------------  -----------------  -------------------------------------------    ----------------------------------

Susan Lee Bradford       April 10, 2002    7,500 shares of Class B common stock           Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Connie Anne Clark        April 10, 2002    7,500 shares of Class B common stock           Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Peter DeVine             April 10, 2002    30,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Janet Elaine Dougher     April 10, 2002    20,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Sandra L Dougher         April 10, 2002    20,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Steven Duncan            April 10, 2002    30,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Drew A. Eichelberger     April 10, 2002    50,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Santiago Eljaiek, III    April 10, 2002    12,500 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Phil Epperson            April 10, 2002    70,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

E. James Gawinski        April 10, 2002    30,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Gary T. Lafferty         April 10, 2002    2,350,000 shares of Class B common stock       Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------



Lester W. Lafferty       April 10, 2002    150,000 shares of Class B common stock         Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Eugene T. Morrison       April 10, 2002    250,000 shares of Class B common stock         Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Llewellyn H. Morrison    April 10, 2002    70,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Valerie Elaine Orberson  April 10, 2002    7,500 shares of Class B common stock           Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Allison Lynn Roberson    April 10, 2002    7,500 shares of Class B common stock           Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Lewis Tankersly          April 10, 2002    30,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Michael D. Tatum         April 10, 2002    50,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------

Jack Wissner             April 10, 2002    50,000 shares of Class B common stock          Exchange of shares in
                                                                                          connection with reverse merger
----------------------  -----------------  -------------------------------------------    ----------------------------------




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in "Special Factors Relating to Our Business and Common Stock".

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

     Our significant accounting policies are described in Note A of Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2002. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     INVENTORIES. We value our inventories, which consist primarily of polycarbonate lenses and glass lenses used in eyeglasses, at the lower of cost or market. Cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in NexGen's core business, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

     GOODWILL. Our goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations and is separately disclosed as "Goodwill" in our consolidated balance sheets. In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. As described in Note A of the Notes to the Consolidated Financial Statements, we adopted SFAS 142 in 2001. Implementation of the accounting pronouncement required NexGen to perform a fair value assessment of its subsidiaries that had recorded goodwill. As discussed in Note O of the Notes to the Consolidated Financial Statements, NexGen recognized a pre-tax transitional impairment loss of approximately $300,000. We must assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that this asset may not be recoverable. Management's judgment regarding an impairment is based on indicative factors including significant decreases relative to historical or projected future operating results; significant changes in the use of the acquired assets or business strategy; and significant negative economic trends. In the event that impairment would exist, NexGen would be required to write-down the carrying value of goodwill.

     ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS. We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of September 30, 2002, we had $ 39,000 reserved against our account receivables.

OVERVIEW

     We own two subsidiaries that provide products and services to the ophthalmic lens industry. Our principal subsidiary, Cobra Vision, has distributed ophthalmic lenses, primarily of polycarbonate lenses for over three years. More recently, Cobra Vision has obtained a worldwide license to a relatively small and inexpensive proprietary prescription lens casting system which will permit commercial customers a rapidly manufactured photochromic and other lenses. We are in the process of launching the commercialization of these items and expect to deliver the first systems in April 2003. We recently entered into a three-year supply agreement with Corning, Inc. which will supply us with its SunSensors plastic sun-sensitive material used in connection with our lens casting systems to manufacture photochromatic lenses which darken in sunlight. We are also engaged in discussions with Corning about joint research and development projects, at least one of which we expect will be commercialized in 2003. Our other subsidiary, FB Optical refurbishes and sells used optical equipment. Our primary revenues are generated by Cobra Vision.

     Because we did not acquire Cobra Vision until April 22, 2002, and FB Optical on March 6, 2001, a comparison of our results of operations for the year ended September 30, 2002 and the period from March 6, 2001 to September 30, 2001, as reflected in our consolidated statements of losses, does not provide a meaningful comparison. For that reason, the discussion which follows under Results of Operations in some instances refers to the unaudited pro forma information reflecting the revenues and net loss as if we had owned Cobra Vision as of October 1, 2000. See "Item 7. Note B to Consolidated Financial Statements."

RESULTS  OF  OPERATIONS

     Our revenues were $1,751,754 for the year ended September 30, 2002 in contrast to $142,372 for the period from March 6, 2001 to September 30, 2001. Using the unaudited pro forma revenues of Cobra Vision and assuming we owned it as of October 1, 2001, our revenues for the year ended September 30, 2002 would have been $2,595,003, which includes $2,341,579 generated by Cobra Vision. On a pro forma basis, if we had owned Cobra Vision as of October 1, 2000, our revenues would have been $2,584,314 in fiscal 2001, which includes $2,441,942 generated by Cobra Vision. The increase is almost entirely attributable to FB Optical which we owned for an entire 12-month period during fiscal 2002 and for slightly more than one-half year during 2001. Further information concerning this analysis may be gleaned from Notes B and J to our consolidated financial statements.


     Our gross profit margins were 26.4% for the year ended September 30, 2002 versus 64.8% for the year ended September 30, 2001. We believe this is attributable to the fact that the gross margins are lower from revenues generated by Cobra Vision than FB Optical. The pro forma financial information contained in Note B does not reflect our cost of sales.

     Our selling, general and administrative expenses increased substantially to $3,200,789 during fiscal 2002 in contrast to $179,403 during fiscal 2001. Although pro forma information is not available, we believe this is primarily a reflection of the fact that 2001 does not include any selling, general and administrative expenses attributable to the Cobra Vision business or our status as a public company. In addition, during 2002 we incurred research and development costs of $770,000 in contrast to none during the prior year. These research and development expenses arose from the Research and Development Agreement we entered into with Technology Resource International on April 10, 2002.

     Our net loss for fiscal 2002 was $3,867,022 in contrast to $126,439 in fiscal 2001. Approximately 45.6% of this net loss was of a non-cash nature arising from our issuances of capital stock for year ended September 30, 2002, and the reduction of FB Optical goodwill. However, if we had owned Cobra Vision as of October 1, 2000, our net loss (which includes the non-cash charges described above) would have been $5,104,391 for fiscal 2002 in contrast to $3,867,022 and $1,085,989 for fiscal 2001 in contrast to $126,439 in 2001.

     Our net loss per common share (basic and diluted) was $(0.78) for the year ended 2002 and $(0.04) for the year ended September 30, 2001.

     The weighted average number of outstanding shares was 4,962,874 for the year ended September 30, 2002 and 3,000,000 shares for the year ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES


     For fiscal 2002, net cash used in operating activities was $966,126 in contrast to $104,164 for the year ended September 30, 2001. This change is primarily due to the increased losses resulting from our acquisition of Cobra Vision.

     For 2002, net cash used in investing activities was $27,036 in contrast to $0 the prior year. This reflected capital expenditures incurred by Cobra Vision subsequent to April 22, 2002.

     During fiscal 2002 and 2001, we used $988,725 and $108,970 respectively for investing activities. The increase resulted from the private placement of securities which we completed during the last quarter of fiscal 2002. During fiscal 2001 we collected $108,970 from proceeds from notes payable.

     At September 30, 2002, our cash balances were $2,407. As of September 30, 2002, we had a working capital deficit of $ 4,653,619. As a result of our operating loss of $ 3,867,022 for the year ended September 30, 2002, we generated a cash flow deficit of $ 966,126 from operating activities, adjusted principally for depreciation and amortization of $ 40,458, an increase in accounts payable and accrued expenses of $1,142,170, and the value of common stock issued to consultants and employees for services, previously incurred debt and license fees in the amount of $1,464,313. We invested $ 27,036 in furniture, equipment, and leasehold improvements utilized in its operations. We met our cash requirements during this period through the private placement of $ 988,725 of common stock.

     The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company.

     Subsequent to September 30, 2002 we completed another private placement. We sold 85 units of our securities raising gross price per proceeds of $2,125,000. This includes 45 units sold in calendar 2002 which are not described in Note P to our Consolidated Financial Statements. The placement agent was Jesup & Lamont Securities Corp. We paid Jesup & Lamont a total of $171,000 in commissions and issued to it options to purchase 7.6 units at $27,500 per unit. The units our described in Note P. Additionally one of the investors in both private placements during calendar 2002 has agreed to purchase an additional $650,000 of convertible preferred stock. We received the initial installment of $200,000 and expect the balance on or before January 24, 2003. We intend to use these funds to pay off our existing line of credit which will release the shares of Class B common stock currently being pledged for the benefit of the guarantor of our line of credit. Our current line of credit is now due February 18, 2003. We also intend to replace our existing line of credit with a new line of credit from a different bank which will provide us additional working capital to support the growth of our business based upon a formula which gives effect to an appropriate percentage of our existing accounts receivable and inventory.

     In order to provide sufficient working capital to support the growth of our business and the lens casting systems as well as expand our supply of polycarbonate lenses, we are currently seeking to raise up to $9,000,000 from institutional investors who are being contacted by Jesup & Lamont. There can be no assurances that we will be able to enter into a new line of credit or that we will be able to raise substantial capital from institutional investors.

     While NexGen has raised the capital necessary to meet its working capital and financing needs in the past, additional financing is required in order to meet current and projected cash flow deficits from operations. There are no assurances the Company will be successful in raising the funds required.

     Management believes that if the minimum offering proceeds are raised, in the $9,000,000 offering referred to above, sufficient capital will exist to fund its operations, capital expenditures, debt, and other obligations for the next twelve months if other avenues of financing are pursued. Operations will be adjusted to this level of capitalization. Although NexGen is dependent upon the success of this offering to carry out its business plan, if this offering is unsuccessful, NexGen will seek to obtain financing through other sources.

     The independent auditors report on our September 30, 2002 financial statements included in this Form 10-KSB states that our difficulty in generating sufficient cash flow to met its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

NEW  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of
Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, us will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

FORWARD-LOOKING  STATEMENTS

     This Report contains forward-looking statements that address, among other things, our expectations with regard to the ophthalmic lens market, the adequacy of our working capital, our launching and commercializing our new lens casting system and other technologies licensed from our research partner, the effectiveness of these technologies, our ability to compete, the effectiveness of the new photochromatic lens technology, our ability to build market share, our receipt of proceeds from an institutional private placement, our plan to list our Class A common stock on the American Stock Exchange, our discussions with a third party concerning a joint venture and distribution agreement in Australia and surrounding areas, our future business with Corning, increased sales from Pentax, our future liquidity, receipt of the balance from our sale of preferred stock, our obtaining a new line of credit and paying off our current line of credit, and the results of our discussions with a Polylite concerning development of manufacturing capacity in Taiwan. In addition to these statements, trend analyses and other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission. We anticipate that some or all of the results may not occur because of factors which we discuss in the "Special Factors" relating to our business and common stock section which follows.

SPECIAL  FACTORS  RELATING  TO  OUR  BUSINESS  AND  COMMON  STOCK

Risks  Related  To  Our  Business
---------------------------------

IF WE FAIL TO RAISE ADDITIONAL CAPITAL IN THE NEAR FUTURE, WE WILL NOT BE ABLE TO IMPLEMENT OUR NEW BUSINESS MODEL

We will need to raise additional capital in the near future to sustain our operations. This includes $250,000 past due Polylite, $140,000 due Technology Resource International, and $450,000 due on our line of credit. However, we have very recently sold $650,000 of preferred stock which will permit us to pay off our line of credit. We are currently seeking to raise up to $9,000,000 in a private placement from institutional investors, although we have not finalized offering terms and there can be no assurances that we will be successful. If we are unable to obtain additional financing, we will not be able to implement our new business model, fully launch our lens casting system and provide research services to Corning.

SINCE WE EXPECT TO INCUR EXPENSES IN EXCESS OF REVENUES FOR THE NEAR FUTURE, WE MAY NOT BECOME PROFITABLE AND YOUR INVESTMENT MAY BE LOST

We expect to incur losses for the foreseeable future. We have never had net profits for any fiscal year and may never be profitable, or, if we become profitable, we may be unable to sustain profitability. We need to develop and implement a marketing and promotional plan in order to develop a market for our lens casting machines. We expect that these efforts shall take a significant amount of funds, as well as the time of our management. As a result, your investment in our securities may be lost.

IN LIGHT OF THE POTENTIAL IMPACT OF RECENT EVENTS ON THE ECONOMY, WE MAY CONTINUE TO LOSE MONEY AND BE HAMPERED IN OUR SALE OF LENS CASTING MACHINES

The events of September 11, 2001 have had a substantial impact on the financial markets and businesses in the United States. In light of these events and the recession, it may be difficult for us to pursue our plan of business. In addition, potential customers that we have targeted, and to whom we plan to sell our new lens casting machines, may not be eager to expend capital on new and emerging technologies until the economy stabilizes. As a result, we may continue to have operating losses and be hampered in our ability to commercialize our lens casting machines. If we encounter difficulties in commercializing our new lens casting machines, we will be materially and adversely affected.

WE  ARE  RELYING  UPON OUR ABILITY TO COMMERCIALIZE OUR NEW LENS CASTING SYSTEMS

Although we have acquired a prototype, our proprietary prescription lens casting systems have never been manufactured on a production basis. Moreover, although we have introduced the prototype at trade shows, we have not sold any lens casting systems. If we are unable to successfully commercialize our lens casting systems, it will have a material and adverse effect on our business.

WE ARE RELYING ON THIRD PARTIES TO MANUFACTURE OUR NEW LENS CASTING SYSTEMS AND ARE SUBJECT TO A NUMBER OF RISKS THAT CAN AFFECT OUR ABILITY TO DELIVER THE SYSTEMS

We do not intend to manufacture our lens casting systems. Instead we are contracting with independent companies produce the systems. We have no access to information concerning their business plans or financial strength. Because we lack the ability to directly control manufacturing, we are subject to a number of risks including delays in delivery and future price increases.

BECAUSE WE ARE RELYING ON A THIRD PARTY TO PROVIDE RESEARCH AND DEVELOPMENT SERVICES, ITS FAILURE TO DELIVER THE SERVICES OR PROVIDE OUR CUSTOMERS WITH USEFUL NEW PRODUCTS MAY IMPAIR OUR FUTURE SUCCESS

We have no internal research and development expertise. We have entered into a long-term Research and Development Agreement with Technology Resource International to provide us research and development services. If it fails to provide us with these services or if it fails to provide innovative research and useful new products for our customers, our future success may be adversely affected.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR BUSINESS COULD BE HARMED

We have licensed the patented prescription lens casting system from and entered into a Research and Development Agreement with Technology Resource International. We rely upon the validity of the patents and trade secrets issued in connection with the prescription lens casting system, and we will rely upon the validity of any future patents and trade secrets developed under the Research and Development Agreement. The loss of the patents we license could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around our patents and to compete effectively with our products. Also, our competitors may allege that our products infringe their patents or otherwise violate their intellectual property rights, leading to loss of sales from those products. In addition, the cost to prosecute infringements of our patents or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

-     pending  patent  applications  will  result  in  issued  patents;

-     patents  licensed  by  us  will  not  be  challenged  by  competitors;

- the patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

- we will be successful in defending against pending or future patent infringement claims asserted against our products.


IF WE ARE UNABLE TO DEVELOP A BRAND NAME AND POSITIVE REPUTATION, WE SHALL LIKELY BE UNABLE TO DEVELOP SUFFICIENT CUSTOMERS

We believe that developing our brand name shall be critical to achieving widespread acceptance of our lens products. Promoting and positioning our brand name shall depend largely on the success of our marketing efforts and our ability to provide high quality lens products and customer service. In order to promote our brand name, we shall need to raise or generate sufficient funds to create a marketing budget for the purpose of, generating awareness on the advantages of and developments in our lens products. Brand name promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand name. In addition, we shall have to develop a marketing and promotional plan for our lens products. If we fail to promote and maintain our products effectively or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand name, our business would be harmed.

SINCE PRODUCTS WE DISTRIBUTE ARE MANUFACTURED IN FOREIGN COUNTRIES AND WE ARE PLANNING TO SELL OUR LENS CASTING SYSTEMS OVERSEAS, WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH FOREIGN OPERATIONS

The polycarbonate lenses we distribute are manufactured in Taiwan. Additionally, we are negotiating with a third party to sell our lens casting systems overseas, and we are seeking the necessary financing to permit us to establish a plastic lens manufacturing facility in Taiwan. As a result, a significant portion of our sales may be affected by the risks inherent in international operations, including political unrest, war or other hostilities, local laws and regulations, currency fluctuations, taxation, withholding requirements, the imposition of tariffs, and exchange controls or other restrictions. If we do not effectively manage these risks associated with our foreign activities, our business may suffer and we may be materially and adversely affected.

BECAUSE ONE COMPANY MANUFACTURES APPROXIMATELY 90% OF THE LENS WE SELL, IF IT ENCOUNTERS ANY FINANCIAL OR OTHER DIFFICULTIES, WE WILL BE MATERIALLY AND ADVERSELY HARMED

Approximately 90% of the lenses we sell are plastic lenses which are manufactured by Polylite Taiwan. Because Polylite is privately held, we have limited access to financial information concerning it. However, it is relatively small. If Polylite encounters any financial or other difficulties in the future, NexGen will be materially and adversely harmed. Additionally, Polylite's existing facility is now at about 93% capacity, which can also affect our future business by inhibiting our ability to expand.

IF  WE  CANNOT  MANAGE  OUR  GROWTH EFFECTIVELY, WE MAY INCUR SUBSTANTIAL LOSSES

We anticipate substantial growth in 2003 as we commercialize our lens casting business and possibly other research and development projects. Our objective is to achieve substantial growth, although there can be no assurances of that. Businesses which grow rapidly often have difficulty managing their growth. We will have to recruit and employ experienced executives and key employees capable of providing necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to incur substantial losses.

WE  MAY  NOT  BE  ABLE  TO  CONTINUALLY REDUCE COSTS OF THE PRODUCTS WE SELL AND
DEVELOP NEW TECHNOLOGIES IN ORDER TO MAINTAIN A COMPETITIVE POSITION IN THE INDUSTRY

We do not currently manufacture any of the products we distribute. In order to remain competitive in our industry, we must continually reduce the costs of the products we distribute and our operating expenses. As new products are introduced, competitors with greater resources can often produce them more efficiently. Additionally, our ability to develop new and enhanced products successfully will be a significant factor in our ability to grow and remain competitive. Some of our products may become obsolete, and we may not achieve the technological advances necessary for us to remain competitive. In the event cost-reduction and new product development activities are unsuccessful, our ability to compete may be significantly impacted.

WE COMPETE AGAINST ALTERNATIVE TECHNOLOGIES AND TREATMENTS THAT PROVIDE A POPULAR AND CONVENIENT SUBSTITUTE FOR OPHTHALMIC LENSES

Ophthalmic lenses compete with other methods of vision correction, including laser surgery and contact lenses. As these technologies evolve, they may provide greater competition to the ophthalmic lens in price and convenience and hinder our ability to sustain operations, which could in turn result in the loss of your investment.

SINCE WE OPERATE IN A COMPETITIVE MARKET, WE MAY NOT ACHIEVE MARKET SHARE SUFFICIENT TO MAINTAIN OPERATIONS, WHICH COULD CAUSE YOUR INVESTMENT TO BE LOST

The market for ophthalmic lenses is intensely competitive as new technologies emerge, and we expect competition to increase in the future. Our direct competitors include Essilor, Vision Ease, Sola International, and Polycore. Some current and many potential competitors have longer operating histories, greater financial resources, larger customer bases and established reputations in the ophthalmic lens industry. Many of these competitors also have significantly greater marketing and other resources. As a result, most our competitors with greater revenue sources, will be able to devote more resources to marketing and promotional campaigns that will generate customers for their products. This may prevent us from obtaining the relationships and customers necessary to sustain operations. If we cannot obtain the market share required to make our operations profitable, your investment in our securities may be lost.

WE ARE DEPENDENT ON KEY PERSONNEL, AND OUR INABILITY TO ATTRACT ADDITIONAL PERSONNEL COULD RESULT IN OUR INABILITY TO OFFER THE PLANNED SERVICES AND, IN TURN, REDUCE OUR ABILITY TO CONDUCT OPERATIONS

We are dependent on our key personnel, particularly Gary Lafferty, our chairman and do not currently have any insurance on his life although we plan to do so in the near future. The loss of the services of one or more of our key personnel could have a material and adverse effect on our business, operating results, and financial condition. Our future success shall depend, in part, on our ability to market our products, manage our anticipated growth and to enhance our operational and financial controls. If we are able to establish profitable on-going operations and grow in the future, for which no assurances can be given, we shall need to be able to attract and retain highly experienced executives and employees. The market for such individuals is highly competitive. There can be no assurances that we shall be successful in attracting and retaining such individuals to meet the needs of our future growth, if any.

RISKS  RELATED  TO  OUR  CLASS  A  COMMON  STOCK  AND  WARRANTS
---------------------------------------------------------------

SINCE  OUR  MANAGEMENT  WILL  MAINTAIN  CONTROL  OF NEXGEN, STOCKHOLDERS WILL BE
UNABLE TO PARTICIPATE IN DECISIONS WHICH MAY AFFECT THE OPERATIONS AND PROFITABILITY OF NEXGEN

Our management collectively owns approximately 79% of the voting power available to stockholders. Accordingly, our management will control the election of directors and appointment of officers and thereby control the policies and operations of NexGen. Stockholders shall be unable to exercise control over the operational decisions or major items, which may affect the success or failure of NexGen. As such, the success or failure of NexGen shall be dependent on the efforts and decisions of our management and not the stockholders.

WE MAY ISSUE COMMON OR PREFERRED STOCK WITHOUT THE APPROVAL OF OUR STOCKHOLDERS WITH FEATURES WHICH COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US AND COULD DEPRESS OUR STOCK PRICE

In the future, our board of directors may issue one or more series of common or preferred stock that has more than one vote per share without a vote of our stockholders. This could permit our board of directors to issue preferred stock to investors who support our management and increase control of our business by management. Additionally, issuance of super voting common or preferred stock could block an acquisition, even if an acquisition is in the best interest of the stockholders. This could cause the market price of our Class A common stock to drop significantly.

BECAUSE THE NEXGEN CLASS A COMMON STOCK AND WARRANTS WILL NOT BE LISTED ON A STOCK EXCHANGE OR NASDAQ, INVESTORS MAY BE UNABLE TO RESELL THEM

NexGen Class A common stock trades on the Over-the-Counter Bulletin Board. The Bulletin Board is not liquid and trading is limited. While NexGen intends to file an application to list its Class A common stock on the American Stock Exchange, the application may not be granted. This may hinder your ability to sell you Class A common stock and warrants. Accordingly, investors must be able to bear the financial risk of losing their entire investment.

SINCE THE CLASS A COMMON STOCK AND WARRANTS ARE SUBJECT TO THE PENNY STOCK RULES, YOU MAY EXPERIENCE SUBSTANTIAL DIFFICULTY IN SELLING THEM

The Securities and Exchange Commission has established penny stock rules, which restrict the ability of brokers to solicit the sale of certain securities of companies whose assets, revenues, and/or stock prices fall below minimal thresholds. Since NexGen is subject to these rules until its Class A common stock is listed on the American Stock Exchange, the Class A common stock is now deemed a "penny stock" and the warrants are and will be a "penny stock" when they commence trading. The penny stock rules limit the ability of a broker to solicit purchasers which reduces liquidity. They also generally require a broker to deliver a standardized risk disclosure document prior to a transaction in a penny stock. The broker must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These additional requirements may hinder your ability to sell your Class A common stock and warrants.

THE PRICE OF THE CLASS A COMMON STOCK AND WARRANTS MAY BE HIGHLY VOLATILE, AND INVESTORS MAY NOT BE ABLE TO SELL THE CLASS A COMMON STOCK AT OR ABOVE MARKET PRICES

The market price for NexGen Class A common stock and warrants has been and may be highly volatile. As long as the future market for the Class A common stock and warrants is limited, investors who purchase the Class A common stock and warrants may only be able to sell them at a loss. Factors that could cause the price of the Class A common stock to be volatile may include, among other things:

-    actual  or  anticipated  variations  in  quarterly  operating  results;

-    loss  of  a  major  customer;

-    new  service  offerings  introduced  or  announced  by  our  competitors;

-    changes  in  the  financial  estimates  by  securities  analysts;

-    changes  in  market  valuations  of  other  similar  companies;

- our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

-    additions  or  departures  of  key  personnel;  and

- sales of our Class A common stock and warrants, including sales by our officers and directors.

SINCE NEXGEN INTENDS TO RETAIN ANY EARNINGS FOR DEVELOPMENT OF ITS BUSINESS FOR THE FORESEEABLE FUTURE, YOU WILL LIKELY NOT RECEIVE ANY DIVIDENDS

NexGen has not and does not intend to pay any dividends in the foreseeable future, as it intends to retain any earnings for development and expansion of its business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

ITEM  7.  FINANCIAL  STATEMENTS.

See  pages  F-1  through  F-25  beginning  after  page  42.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 1, 2002, NexGen dismissed its auditors, Robison Hill & Co. Robison, Hill's reports on the financial statements for the year ended August 31, 2001 and the period from August 22, 2000 (date of inception) through August 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change its auditors was approved by our board of directors. During the year ended August 31, 2001 and the period August 22, 2000 (date of inception) through August 31, 2000, and the subsequent interim period through July 1, 2002, we have not had any disagreements with Robison, Hill on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. NexGen engaged Russell Bedford Stefanou Mirchandani, LLP as its new auditors as of July 1, 2002 for NexGen's fiscal year ending September 30, 2002. NexGen had not consulted Russell Bedford Stefanou Mirchandani, LLP previously.

Robison, Hill did not inform us of the existence of any reportable events as defined in Regulation S-B. NexGen has authorized Robison, Hill to respond fully to any inquiries of Russell Bedford Stefanou relating to their engagement as the Company's independent accountant.

Robison, Hill furnished a letter addressed to the Securities Exchange Commission dated July 8, 2002 agreeing with the above statements. A copy of the letter was filed as an Exhibit to our Report on Form 8-K/A dated July 8, 2002.

There were no disagreements with Russell Bedford Stefanou Mirchandani, LLP related to the audit for the year ended September 30, 2002.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                   MANAGEMENT
                                   ----------

DIRECTORS  AND  EXECUTIVE  OFFICERS

NAME                  AGE      POSITION(S)
----                  ---      -----------

Gary  Lafferty         46      Chief  Executive  Officer,  Treasurer
                               and  Chairman  of  the  Board  of  Directors

Herman  Burckhardt     51      President  and  Director

Alberto  Burckhardt    25      Vice  President  and  Director

Jack  Wissner          52      Vice  President  of  Administration
                               (Chief  Financial  Officer)

Dr.  Kai  Su           61      Chief  Technical  Officer

Jan  Lafferty          55      Secretary



     Gary  Lafferty  has been chief executive officer, treasurer and chairman of
     --------------
the board of directors of NexGen since inception in October 2001. Since inception in 1998, Mr. Lafferty has held similar positions with Cobra Vision. From 1994 through 1998, Mr. Lafferty was a management consultant specializing in commercialization of new products. From 1991 to 1994, Mr. Lafferty was vice president of new products and technical affairs for Cibra Vision the ophthalmic division of Ciba Geigy, a leading pharmaceutical company now known as Novartis.

     Hermann  Burckhardt  has served as president and a director of NexGen since
     -------------------
inception in October 2001. He provides limited services to us. Since July 2002, he has been chief executive officer of Erica International Corp., a Puerto Rican bottler of water. Since October 2000, Mr. Burckhardt has served as a director of FB Optical. From August 1999 to October 2000, he served as a director of Invicta Corporation, a public company involved in the distribution of photochromic lenses and as president of its Invicta Vision, Inc. subsidiary. From August 1998 to August 1999, Mr. Burckhardt worked as a consultant for ITS Consulting rendering financial consulting services. From approximately 1995 to July 1998, Mr. Burckhardt was president of Burckhardt & Co., a company involved in the training of financial professionals.

     Alberto  Burckhardt  has  served as vice president and a director of NexGen
     -------------------
since inception in October 2001. His primary duties are as director of contract manufacturing for Cobra Vision. From August 1999 through October 2000, Mr. Burckhardt served as vice president of strategic planning for Invicta Corporation. From August 1998 to August 1999, he worked as a financial consultant for ITS Consulting, Inc. Prior to August 1998, Mr. Burckhardt was a student at the University of Florida. He is the son of Hermann Burckhardt.

     Jack Wissner has served as vice president of administration of NexGen since
     ------------
December 2001 and for NexGen since April 2002. He is also acting as our chief financial officer. From January 1997 to November 2001, Mr. Wissner served as a manufacturing consultant for Computer Associates in Atlanta, GA. Prior to his position with Computer Associates, Mr. Wissner was a senior director of research and development projects for CIBA Vision in Atlanta, GA.

     Dr.  Kai Su has been chief technical officer of NexGen since its inception.
     -----------
He is not an employee of NexGen. Since 1995 he has been president of Technology Resource International, our research partner. From 1986 to 1995, he was executive vice president of the Advanced Technology Division of a Ciba Geigy subsidiary engaged in the development of ophthalmic products. From 1990 to 1994, he was executive director of development and research for the same Ciba Geigy subsidiary. Prior to that, Dr. Su was employed by Alcon Laboratories and Bausch & Lomb, Inc., two leading manufacturers of ophthalmic products which are sold to consumers. Dr. Su holds a number of United States patents including six issued since 1999, which are used in the manufacture of ophthalmic lenses. Dr. Su received his Ph.D. degree in 1971 from Polytechnic Institute of Brooklyn.

     Jan Lafferty has served as secretary of NexGen since October 25, 2001.  She
     ------------
has been employed by Cobra Vision since 1998. Mrs. Lafferty was the director of administration for J&G Consulting from 1994 to 1998. She is the wife of Gary Lafferty.

PROPOSED  DIRECTORS

     As part of our commitment to improve our corporate governance, we have agreed to add four independent directors to our board of directors. Their appointment is effective upon our obtaining directors and officers' liability insurance coverage which is expected to be in late January. Three of the proposed directors are described below and the fourth will be added in the near future.

     Stephen  DeGroat  serves as chairman and chief executive officer of Jesup &
      ---------------
Lamont Securities Corp., a privately-held brokerage and investment banking firm based in New York City since January 2002 when it merged with Broadmark Capital Corp. For more than five years prior to the merger with Jesup & Lamont, Mr. DeGroat served in various capacities with Broadmark Capital Corp., including president, chief executive officer and as a member of the management committee. Additionally, October 1999 to August 2002, Mr. DeGroat was a member of the management committee of Broadmark Asset Management. Mr. DeGroat began his career with Drexel Burnham Lambert and, prior to forming Broadmark Capital, Mr. DeGroat was a principal and manager of the New York office of Gilford Securities, a regional investment bank. Since November 6, 2000, Mr. DeGroat has served as a director of Patterson-UTI Energy, Inc., a Nasdaq listed company, whose public offering he managed in 1993.

     Michael  Matte serves as  vice  president  of  finance  and chief financial
     --------------
officer of Cyberguard Corporation. Prior to joining Cyberguard in February 2001, Mr. Matte served as chief financial officer of Amerijet International, Inc. from June 1999 to February 2001, an employee of Aris Corp. from June 1998 to June 1999 following its acquisition of Intime Systems on June 1998 (a Nasdaq listed company) and chief financial officer of Intime Systems International, Inc. from October 1994 to June 1998. Mr. Matte is a certified public accountant who began his career at PricewaterhouseCoopers, where he worked for 11 years.

     Steve Ross is currently the president of OptiGroup, Inc., an eyeglass frame
     ----------
buying cooperative. Mr. Ross was the vice president of OptiGroup from 1990 until he purchased the company in 1998. From 1994 to June 2002, Mr. Ross was the president of Midwest Optical Laboratories, Inc., a wholesale prescription eyeglass laboratory.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     Once our new directors join our board, we will have audit, compensation and nominating committees of our board of directors. Their members will be as follows:

Audit  Committee
----------------
     Michael  Matte,  Chairman
     Stephen  DeGroat
     Steve  Ross


Compensation  Committee
-----------------------
     Stephen  DeGroat,  Chairman
     Steve  Ross

Nominating  Committee
---------------------
       Stephen  DeGroat
       Michael  Matte
       Steve  Ross

COMPENSATION  OF  OUR  DIRECTORS

     We intend to pay our new independent directors a fee for each board and committee meeting which they attend and grant each independent director non-qualified options to purchase shares of Class A common stock. The exact compensation structure will be determined when they join our board.

LIMITATION  OF  OUR  DIRECTORS'  LIABILITY

     Our certificate of incorporation eliminates the liability of our directors for monetary damages to the fullest extent possible. However, our directors remain liable for:

-     any  breach  of  the director's duty of loyalty to us or our stockholders,
- acts or omission not in good faith or that involve intentional misconduct or a knowing violation of law,
- payments of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law, or
- any transaction from which the director derives an improper personal benefit.

These provisions do not affect any liability any director may have under federal and state securities laws.

ITEM  10.  EXECUTIVE  COMPENSATION

     Set forth below is information with respect to compensation to be paid by us pursuant to employment agreements with our chief executive officer during fiscal 2002. He was not employed by us during the two prior fiscal years. No executive officers' compensation exceeded $100,000 during the year ended September 30, 2002.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

ANNUAL  COMPENSATION

                                                                All  Other
Name  and  Principal  Position     Year     Salary($)           Compensation ($)
------------------------------     ----     ---------           ---------------

Gary  Lafferty,                     2002     $75,000            $3,233 (2)
chief  executive  officer

___________

(2) Consists of car allowance.

     In October 2001, our predecessor entered into a three year written employment agreement with Mr. Gary Lafferty. Mr. Lafferty receives an annual salary of $180,000 and an automobile allowance of $750 per month. We also pay the cost of his automobile insurance. In November 2001, our predecessor entered into a three year written employment agreement with Mr. Hermann Burckhardt. Mr. Burckhardt receives an annual salary of $120,000 and an automobile allowance of $750 per month. We also pay the cost of his automobile insurance.

     In November 2001, our predecessor entered into a three year written employment agreement with Mr. Alberto Burckhardt. Mr. Burckhardt receives an annual salary of $120,000 and an automobile allowance of $750 per month. We also pay the cost of his automobile insurance.

     Under an oral employment agreement with Mr. Jack Wissner, Mr. Wissner receives an annual salary of $100,000 and an automobile allowance of $500 per month. We also pay the cost of his automobile insurance.

STOCK  OPTION  PLAN

     We intend to adopt a stock option plan covering shares of Class A common stock., The exact number and terms will be determined when our proposed independent directors join our board.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table provides information as of December 31, 2002 concerning the beneficial ownership of our capital stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our capital stock, and all executive officers and directors as a group.


                                          NUMBER OF
                                         SHARES OF      PERCENTAGE OF
                                       CAPITAL STOCK     VOTING POWER    PERCENTAGE OF
                                        BENEFICIALLY     OUTSTANDING(3)  CAPITAL STOCK
 NAME AND ADDRESS OF BENEFICIAL  OWNER     OWNED                          OUTSTANDING
----------------------------------------------------------------------------------------
Gary  Lafferty (4)
1535  Oak  Industrial  Lane  2000
Suite  F
Cumming,  GA  30041                         2,410,000       28.5%          18.2%

Hermann  Burckhardt (5)
9796  N.W.  51st  Terrace
Miami,  FL  33178                           2,176,250       25.2%          16.4%

Alberto  Burckhardt (6)
1535  Oak  Industrial  Lane  2000
Suite  F
Cumming,  GA  30041                         2,071,250       25.1%          15.6%

Jack  Wissner
1535  Oak  Industrial  Lane  2000
Suite  F
Cumming,  GA  30041                            50,000           *              *

Jan  Lafferty
1535  Oak  Industrial  Lane  2000
Suite  F
Cumming,  GA  30041                         2,410,000       28.5%          18.2%

Jose  Luis  Collazo(7)
#2  Madrid  Street,  #12-k
San  Juan,  PR  00907                         880,000        1.1%           6.6%

Technology  Resource
International  Corporation(8)
1525  Bluegrass  Lakes  Parkway,
Alpharetta,  Georgia  3004                  1,400,000        1.7%          10.6%

All  officers  and  directors  as  a
group (five persons)                        6,707,500       78.9%          50.6%
__________________

(3) The Class B shares have 10 votes per share. a total of 6,437,500, these shares have been pledged to secure removal of the guarantor from NexGen's line of credit. See "Item 12. Certain Relationships and Related Transactions".
(4) Represents 60,000 shares of Class A common stock and 2,350,000 shares of Class B common stock. Does not include 60,000 shares issuable upon exercise of warrants, which warrants are not currently exercisable.
(5) Represents 105,000 shares of Class A common stock and 2,071,250 shares of Class B common stock. The Class B common stock is held by a limited partnership controlled by Mr. Burckhardt. Under Securities and Exchange Commission rules, Mr. Burckhardt is deemed to be a beneficial owner. However, he disclaims beneficial ownership. Does not include 105,000 shares issuable upon exercise warrants, which warrants are not currently exercisable.
(6)   Represents  Class  B  common  stock.
(7) Represents 880,000 shares of Class A common stock. Does not include 410,000 shares of Class A common stock issuable upon exercise of warrants, which warrants are not currently exercisable. Does not include $650,000 of convertible preferred stock purchased by Mr. Collazo on January 13, 2003, which is not currently convertible.
(8) Represents 1,400,000 shares of Class A common stock. Does not include 300,000 shares of Class A common stock issuable upon exercise of warrants, which warrants are not currently exercisable.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Following incorporation in October, 2001, our predecessor issued 1,150,000 shares of Class B common stock to Mr. Gary Lafferty for nominal consideration and 1,200,000 shares of Class B common stock to him in exchange for Mr. Lafferty's Cobra Vision common stock. Effective November 6, 2001, our predecessor acquired 99% of the outstanding shares of FB Optical from Mr. Alberto Burckhardt, our vice president, in exchange for issuing him 4,387,500 shares of Class B common stock. When our predecessor merged into us in April 2002, we issued the same number of shares of Class B common stock to each of Mr. Lafferty and a limited partnership which Mr. Hermann Burckhardt, our president controls. That limited partnership later transferred to 2, 071.250 Class B shares to Mr. Alberto Burckhardt and the limited partnership are in the process of selling 75,000 of their shares of Class B common stock in exchange for the remaining 1% of FB Optical which they shall gift to us.

     On January 13, 2003 NexGen entered into an agreement with Mr. Jose Luis Collazo, a holder of more than 5% of its capital stock. Mr. Collazo agreed to invest $650,000 by January 17, 2003 in exchange for 650,000 shares of Series A convertible preferred stock and an option to buy two units. The terms of this investment include:

     - The preferred stock is convertible into the same securities and at the same price that we sell to institutional investors during the first half of calendar 2003;
     - If the institutional offering does not occur, the preferred stock converts at $1.50 per share into Class A common stock;
     -    The  option  is  exercisable  at  $27,500  per  unit;
     - Each unit consists of 25,000 shares of Class A common stock and 12,500 two year warrants exercisable at $3.00 per share; and
     - We agreed to register the Class A common stock and warrants in the registration statement we shall file in January 2003 covering the Class A common stock and warrants we sold in two private placements in 2002.

We intend to use $450,000 of the proceeds to pay off our current line of credit.

     Effective December 5, 2001, Cobra Vision entered into a Stock Redemption Agreement with the holders of its outstanding common stock, except for Mr. Gary Lafferty. Under the terms of the Stock Redemption Agreement as further amended, NexGen acquired all of the remaining shares of Cobra Vision stock thereby becoming the sole stockholder of Cobra Vision. In exchange, NexGen issued $1,000,000 of promissory notes to the guarantor described below. The notes require $250,000 to be paid by November 29, 2002 and 24 equal monthly installments of $31,250 commencing on December 30, 2002. We have not made these payments. The guarantor has orally agreed to extend the terms of the notes upon payment of the line of credit. In addition, NexGen's principal stockholders, Mr. Gary Lafferty, Mr. Alberto Burckhardt and ARB Investments pledged all of their capital stock to secure payment of Cobra Vision's line of credit or removal of the former principal stockholder of Cobra Vision as a guarantor on the line of credit. NexGen was required to remove the guarantee on the line of credit by October 31, 2002. Because it did not do so, the guarantor may exercise his rights with regard to the pledged shares. Pending delivery of notice of a default under the Pledge Agreement, voting rights with the pledged shares remain with the current stockholders. However, the guarantor recently agreed to take no action pending payment of the line of credit by January 17, 2003 as described above. As consideration for this deferral, we issued to the guarantor an option to buy three units of our securities containing identical terms to those in the option issued to Mr. Collazo.

     NexGen is seeking to refinance the line of credit and believes that we have obtained a new bank to refinance our line of credit. Mr. Lafferty has agreed to guarantee the line of credit. The bank's credit committee is expected to consider our proposed loan on January 15th, there are no assurances that it will be approved. In connection with the refinancing, the shares of Class B common stock which are pledged to the guarantor will be released. In the interim, on December 10, 2002 the guarantor released 300,000 shares of Class B common stock owned by ARB Investments from the Pledge Agreement.

     On October 20, 2001, NexGen's predecessor issued a promissory note principal amount of $92,000 payable to Gary Lafferty, NexGen's chairman. On November 6, 2001, NexGen's predecessor issued a $152,949 non-interest bearing note to Herman Burckhardt, NexGen's president. Effective July 31, 2002, NexGen issued Mr. Lafferty two units (and paid him $2,000 cash) and Mr. Burckhardt three and one-half units at the same price ($45,000 per unit) sold to other investors in a private placement in exchange for cancellation of these notes. Each unit consisted of 30,000 shares of Class A common stock and 30,000 warrants.

     Dr. Kai Su, NexGen's chief technology officer is president of and compensated by Technology Resource International. On July 31, 2002, Technology Resource International converted $450,000 owed by NexGen into 10 units sold in the private placement described above. It acquired the units on the same terms and conditions as other unaffiliated investors. Cobra Vision was entered into License and Research Development Agreements with Technology Resource International. See "Item 1. Description of Business - Technology Resource International Agreements". In September 2002, we issued Technology Resource International 1,100,000 shares of Class A common stock in exchange for payment of a past due $1,000,000 license fee. We are currently reviewing a five-year lease for our new facility. Technology Resource International is the owner of the building. We expect to execute the lease and move into it in January 2003.

     Mrs. Jan Lafferty, wife of Mr. Gary Lafferty, our chief executive officer, is employed by Cobra Vision as the Comptroller at a salary of $48,000 per year.

     We believe that the terms of the related party transactions between us and our affiliates are similar to what could be negotiated on an arms-length basis.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     EXHIBIT  INDEX

Exhibit  Number     Description
---------------     -----------

3.1        Certificate  of  Incorporation
3.2        Bylaws
4.1        Form  of  Class  A  Common  Stock  Certificate
4.2        Form  of  Class  B  Common  Stock  Certificate
4.3        Form  of  Warrant
10.1       Employment  Agreement  of  Gary  Lafferty
10.2       Employment  Agreement  of  Hermann  Burckhardt
10.3       Employment  Agreement  of  Alberto  Burckhardt
16         Letter  from  Robison  Hill  &  Co.*
21         Subsidiaries


*     Contained  Form  8-K/A  filed  on  July 8, 2002.


(b) One Report on Form 8-K/A was filed during the last quarter of the period covered by this Report. That Report, filed on July 8, 2002, disclosed that we selected Russell Bedford Stefanou Mirchandani, LLP to replace Robison Hill & Co. as our independent auditors, and disclosed that we changed our fiscal year end from August 31 to September 30. It also contained audited and pro forma financial statements.

ITEM  14.  CONTROLS  AND  PROCEDURES

     Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, the our disclosure controls and procedures were effective in timely alerting them to the material information relating to us that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Since the Evaluation Date, there have not been any significant changes to our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of January, 2003.

                                   NexGen  Vision, Inc.


                                   By:  /s/  Gary Lafferty
                                         ------------------
                                         Gary  Lafferty,
                                         Chief  Executive  Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURES                                TITLE                           DATE
----------                                -----                           ----
/s/  Gary  Lafferty
-------------------
Gary  Lafferty           Chairman  of  the  Board  of  Directors     January  14,  2003

/s/  Hermann  Burckhardt
------------------------
Hermann  Burckhardt       Director                                   January  14,  2003

/s/  Alberto  Burckhardt
------------------------
Alberto  Burckhardt       Director                                   January  14,  2003

/s/  Jack  Wissner        Vice  President  of  Administration
------------------        (Chief  Financial  Officer)                January  14,  2003
Jack  Wissner


                                  CERTIFICATION

I,  GARY  LAFFERTY,  certify  that:
1.   I  have  reviewed  this  report  on  Form  10K-SB  of  NEXGEN VISION, INC.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  JANUARY  14,  2003                    /S/  GARY  LAFFERTY
                                             ----------------------------
                                             GARY  LAFFERTY
                                             CHIEF  EXECUTIVE  OFFICER

                                  CERTIFICATION

I,  JACK  WISSNER,  certify  that:
1.   I  have  reviewed  this  report  on  Form  10-KSB  of  NEXGEN VISION, INC.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  JANUARY  14,  2003                    /S/  JACK  WISSNER
                                             -----------------------------------
                                             JACK  WISSNER
                                             VICE  PRESIDENT  OF  ADMINISTRATION
                                            (CHIEF  FINANCIAL  OFFICER)

                              NEXGEN VISION, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page No.
                                                                                      --------
Report of Independent Certified Public Accountants                                       F-3
Consolidated Balance Sheet at September 30, 2002                                         F-4
Consolidated Statements of Losses for the Year Ended September 30, 2002 and the          F-5
 Period March 6, 2001 (Date of Inception) to September 30, 2001
Consolidated Statements of Deficiency in Stockholders' Equity for the Period March 6,    F-6
2001 (Date of Inception) to September 30, 2002
Consolidated Statements of Cash Flows for the Year Ended                                 F-7
 September 30, 2002 and the Period March 6, 2001 (Date of Inception) to September
30, 2001
Notes to Consolidated Financial Statements                                            F-9 to F-25








                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          Certified Public Accountants

                                1360 Beverly Road
                                    Suite 305
                             McLean, VA  22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board  of  Directors
NexGen  Vision,  Inc.
Cumming,  GA


We have audited the accompanying consolidated balance sheet of NexGen Vision, Inc. and its wholly-owned subsidiaries (the "Company") as of September 30, 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year ended September 30, 2002 and the period March 6, 2001 (date of inception) through September 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of September 30, 2002, and the results of its operations and its cash flows for the year ended September 30, 2002 and the period March 6, 2001 (date of inception) through September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              /s/RUSSELL  BEDFORD  STEFANOU  MIRCHANDANI  LLP
                              -----------------------------------------------
                                 Russell  Bedford  Stefanou  Mirchandani  LLP
                                 Certified  Public  Accountants

McLean,  Virginia
November  27,  2002,  except  for  Note  P,  which  date
is  December  12,  2002

                               NEXGEN VISION, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

                                                    ASSETS
 Current Assets:
 Cash and Equivalents                                                                     $     2,407
 Accounts Receivable (net of allowance for doubtful accounts of $39,000                       361,226
 Inventory, net                                                                               532,377
 Employee advances                                                                                875
                                                                                          ------------
              Total Current Assets                                                            896,885

 Property, plant and equipment, net of accumulated depreciation of $22,165                    183,881

 Other Assets:
 Goodwill                                                                                   3,170,436
 Other intangibles, net of accumulated amortization of $784                                     2,216
 Other non-current assets                                                                       1,000
                                                                                          ------------
                                                                                            3,173,652

 Total Assets                                                                             $ 4,254,418
                                                                                          ============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Cash Disbursed in Excess of Available Funds                                              $    38,409
 Accounts Payable and Accrued Expenses                                                      3,951,866
 Notes Payable (Note E)                                                                     1,010,229
 Line of Credit (Note F)                                                                      550,000
                                                                                          ------------
          Total Current Liabilities                                                         5,550,504

Commitments and Contingencies (Note H)                                                              -

 Deficiency in Stockholders' Equity (Note I):
 Preferred Stock, par value $.0001 per share; 10,000,000 shares authorized; none issued
 and outstanding at September 30, 2002                                                             --
 Class A common stock, par value $0.001 per share; 50,000,000 shares authorized,
4,570,000 shares issued and outstanding at September 30, 2002                                   4,570
 Class B common stock, par value $0.001 per share; 7,700,000 shares authorized,
 7,700,000 shares issued and outstanding at September 30, 2002                                  7,700
 Additional Paid-In-Capital                                                                 2,745,495
 Deferred Compensation                                                                        (60,390)
 Accumulated Deficit                                                                       (3,993,461)
                                                                                          ------------
        Total Deficiency in Stockholders' Equity                                           (1,296,086)
                                                                                          ------------
 Total Liabilities and Deficiency in Stockholders' Equity                                 $ 4,254,418
                                                                                          ============

           See accompanying notes to consolidated financial statements
                                       F-4

                               NEXGEN VISION, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
               FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND THE PERIOD
          FROM MARCH 6, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001


                                                                          March 6,2001 to
                                                                          --------------
                                                                          September 30,
                                                                          -------------
                                                                  2002         2001
                                                              ------------  -----------
Revenues                                                      $ 1,751,754   $  142,372
Cost of Sales                                                   1,289,210       50,056
                                                              ------------  -----------
Gross Profit                                                      462,544       92,316

Operating Expenses:
Selling, General and Administrative                             3,200,789      179,403
Research and development                                          770,000            -
Depreciation and Amortization                                      22,165       39,352
                                                              ------------  -----------
Total Operating Expense                                         3,992,954      218,755

Operating Loss                                                 (3,530,410)    (126,439)

Interest Income (Expenses)                                        (36,084)           -
                                                              ------------  -----------

Net loss, before income taxes                                  (3,566,494)    (126,439)

Income (taxes) benefit                                                  -            -
                                                              ------------  -----------
Net Loss                                                       (3,566,494)    (126,439)
                                                              ============  ===========

Cumulative effect  of accounting change                          (300,528)           -
                                                              ------------  -----------
Net Loss Applicable to Common Shares                           (3,867,022)    (126,439)
                                                              ============  ===========


Loss Per Common Share (Basic and Assuming Dilution) (Note M)  $     (0.79)  $    (0.04)
                                                              ============  ===========

Weighted Average Shares Outstanding (Basic and Diluted)         4,901,868    3,000,000


             See accompanying notes to the consolidated financial statements

                               NEXGEN VISION, INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND THE PERIOD FROM MARCH 6, 2001 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 2001



                                                          Preferred Stock                   Common Stock
                                                          ---------------    ---------------------------------------------
                                                        Preferred    Stock     Common      Common     Class A     Class A
                                                          Shares    Amount     Shares    Par Value     Shares    Par Value
                                                        ----------  -------  ----------  ----------  ----------  ----------
                                                                 -  $     -           -  $        -           -  $        -
Balance at March 6, 2001

Issuance of common stock to Founders for                         -        -   2,970,000       2,970           -           -
 services rendered

Net loss                                                         -        -           -           -           -           -
                                                        ----------  -------  ----------  ----------  ----------  ----------
Balance at September 30, 2001                                    -  $     -   2,970,000  $    2,970           -  $        -

Issuance of Class A common stock for                             -        -           -           -   1,200,000       1,200
18.75% of Cobra Vision

Issuance of Class A common stock to                              -        -           -           -   2,542,500       2,542
Founders for services rendered

Issuance of Class A common stock for
99% of FB Optical                                                -        -  (2,970,000)     (2,970)  3,957,500       3,957

Issuance of Class B common stock in                              -        -           -           -   7,700,000       7,700
 connection with reverse merger

Issuance of Class A common stock in                              -        -           -           -   3,450,000       3,450
connection with reverse merger

Cancellation of Class A common stock in                                                              (1,150,000)      1,150
 connection with reverse merger

Issuance of Class A common stock in                                                                     705,000         705
connection with a private placement, net of
offering costs

Issuance of Class A common stock for                                                                    300,000         300
research and development services

Issuance of Class A common stock in                              -        -           -           -     165,000         165
exchange for debt

Issuance of Class A common stock in                              -        -           -           -   1,100,000       1,100
exchange for license fee

Issuance of warrants for services                                -        -           -           -           -           -
Net loss                                                         -        -           -           -           -           -
                                                        ----------  -------  ----------  ----------  ----------  ----------
Balance at September 30, 2002                                    -  $     -           -  $        -   4,570,000  $    4,570

                                                                               Additional
                                                         Class B    Class B      Paid-In      Deferred     Accumulated
                                                          Shares    Par Value   -Capital    Compensation      Deficit      Total
                                                        ---------  ----------  ----------  --------------  -----------   --------
                                                                -  $        -  $        -  $           -    $        -   $       -
Balance at March 6, 2001

Issuance of common stock to Founders for                        -           -           -              -             -       2,970
services rendered

Net loss                                                        -           -           -              -       126,439     126,439
                                                        ---------  ----------  -----------  --------------  -----------  ----------
Balance at September 30, 2001                                   -  $        -  $        -    $           -   ($126,439)   $123,469)

Issuance of Class A common stock for                            -           -           -                -           -       1,200
18.75% of Cobra Vision

Issuance of Class A common stock to                             -           -           -                -           -       2,543
Founders for services rendered

Issuance of Class A common stock for
99% of FB Optical                                               -           -           -                -           -         987
Issuance of Class B common stock in                     7,700,000       7,700           -                -           -           -
 connection with reverse merger

Issuance of Class A common stock in                             -           -           -                -           -       3,450
connection with reverse merger

Cancellation of Class A common stock in
 connection with reverse merger                                                     1,150                -           -           -

Issuance of Class A common stock in                             -           -     988,020                -           -     9,88725
connection with a private placement, net of
 offering costs

Issuance of Class A common stock for                            -           -     449,700                -           -     450,000
research and development services

Issuance of Class A common stock in                             -           -     247,335                -           -     247,500
exchange for debt

Issuance of Class A common stock in                             -           -     998,900                -           -   1,000,000
exchange for license fee

Issuance of warrants for services                               -           -      60,390           60,390           -           -
Net loss                                                        -           -           -                -   3,867,022   3,867,022
                                                        ---------  ----------  ----------   --------------  ----------  -----------
Balance at September 30, 2002                           7,700,000  $    7,700  $2,745,495   $      (60,390)$(3,993,461)$(1,296,086)


         See accompanying notes to the consolidated financial statements

                               NEXGEN VISION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND THE PERIOD
          FROM MARCH 6, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001


                                                                                   March 6, 2001 (Date
                                                                                    of Inception) to
                                                                                   -------------------

                                                                         2002       September 30, 2001
                                                                     ------------  --------------------
Cash flows from operating activities:
Net loss                                                             $(3,867,022)  $          (126,439)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Cumulative effect of accounting change                                   300,528                     -
Depreciation and amortization                                             22,165                39,353
Loss on disposal of property, plant and equipment                              -                 2,262
Issuance of Class A common stock to founders for services                  2,543                 2,970
Issuance of Class A common stock for research and development            450,000                     -
Issuance of Class A common stock for license fee                       1,000,000                     -
Issuance of Class A common stock for interest expense                      4,070                     -
Issuance of Class B common stock in connection with reverse merger         7,700                     -
(Increase) decrease in:
Accounts receivable                                                     (220,364)              (14,113)
Inventory                                                                192,034                  (625)
Prepaid expenses and other current assets                                     50                     -
Increase (decrease) in:
Accounts payable and accrued expenses                                  1,142,170                (7,572)
                                                                     ------------  --------------------
Net cash provided by (used in) operating activities                     (966,126)             (104,164)

Cash flows from investing activities:
Capital expenditures                                                     (27,036)                    -
                                                                     ------------  --------------------
Net cash provided by (used in) investing activities                      (27,036)                    -

Cash flows from financing activities:
Proceeds from notes payable                                                    -               108,970
Proceeds from issuance of class A common stock                           988,725                     -
                                                                     ------------  --------------------
Net cash provided by (used in) financing activities                      988,725               108,970

Net increase (decrease) in cash and cash equivalents                      (4,437)                4,806

Cash and cash equivalents at beginning of year                             6,844                 2,038

Cash and cash equivalents at end of year                             $     2,407   $             6,844
                                                                     ============  ====================

         See accompanying notes to the consolidated financial statements
                                       F-7

                               NEXGEN VISION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND THE PERIOD FROM
             MARCH 6, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001


                                                               March 6, 2001
                                                              ---------------
                                                  2002      (Date of Inception)
                                                  ----      ------------------
                                                             to September 30,
                                                             ----------------
                                                                  2001
                                                                  ----
                                               (See Note B)   (See Note B)
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the year for interest       $     25,321   $          -
   Cash paid during the year for income taxes             -              -
   Common stock issued in exchange for
   acquisitions                                       3,957        300,000
   Common stock issued in exchange for
   debt                                             247,500              -

Acquisition :
    Assets acquired                                 404,831         62,595
    Goodwill and other intangible assets           (200,342)       339,881
     Liabilities assumed                           (200,531)      (102,476)
    Common stock issued                              (3,958)      (300,000)
                                               -------------  -------------
    Net cash paid for acquisition              $          -   $          -
                                               =============  =============

Acquisition :
    Assets acquired                               1,093,304
    Goodwill and other intangible assets          3,376,548
    Liabilities assumed                          (4,457,720)
    Excess of Promissory notes issued               (12,132)
                                               -------------
     Net cash paid for acquisition             $          -
                                               =============
Acquisition :
    Assets acquired                                  25,188
    Liabilities assumed                                   -
    Common stock issued                              (2,300)
    Organization costs                              (22,888)
                                               =============
     Net cash paid for acquisition             $          -
                                               =============



         See accompanying notes to the consolidated financial statements
                                       F-8

                               NEXGEN VISION, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  A  -  SUMARY  OF  ACCOUNTING  POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business  and  Basis  of  Presentation
--------------------------------------

NexGen Vision, Inc. (the "Company" or "NexGen"), is incorporated under the laws of the State of Delaware. All references to the Company include its predecessor which was also a Delaware corporation. Through its majority-owned subsidiary, FB Optical Manufacturing, Inc. ("FB"), the Company began operating on March 6, 2001. FB is in the business of refurbishing used optical equipment for resale to customers in the United States and developing markets located outside the United States. The Company is also engaged, through its wholly owned subsidiary, Cobra Vision, Inc ("Cobra"), in the distribution of ophthalmic polycarbonate lenses used in eyeglasses. In addition to lens sales and distribution, the Company also conducts operations in research and development, in casting and print coat sales, in photochromic lens distribution, and in licensing proprietary technologies relating to the ophthalmic field.

The consolidated financial statements include the accounts of the Company its majority-owned subsidiary, FB Optical Manufacturing, Inc., and its wholly owned subsidiary, Cobra Vision, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue  Recognition
--------------------

The Company recognizes sales when lens products and optical production equipment are shipped and when title is transferred to customer. Sales returns are recognized at the time of return and sales discounts are recognized at the time of shipment.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. Advertising costs incurred during the year ended September 30, 2002 and the period March 6, 2001 to September 30, 2001 were $18,539 and $1,097, respectively.

Income  Taxes
-------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Cash  Equivalents
-----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  A  -  SUMARY  OF  ACCOUNTING  POLICIES  (Continued)

Research  and  Development  Costs
---------------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs were $770,000 and $0 for the year ended September 30, 2002 and the period March 6, 2001 to September 30, 2001, respectively, and have been charged to operations in the periods incurred.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist of the following at September 30, 2002:


             Finished  goods     $  532,377
                                 ==========



Property,  Plant  and  Equipment
--------------------------------

Property, plant and equipment are recorded at the cost of purchase and depreciated over their estimated useful lives on a straight-line basis.
Estimated  useful  lives  of  major  depreciable  assets  are  as  follows:

  Leasehold  improvements           10  years
  Furniture  and  fixtures           7  years
  Computer  Equipment                5  years
  Software                           3  years

Long-Lived  Assets
------------------

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 144
(SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Concentrations  of  Credit  Risk
--------------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company's customer base. The Company's customers are concentrated primarily in the lens industry and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $39,000 at September 30, 2002.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  A  -  SUMARY  OF  ACCOUNTING  POLICIES  (Continued)

Comprehensive  Income
---------------------

Statement  of  Financial  Accounting  Standards No. 130 ("SFAS 130"), "Reporting
Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Stock  Based  Compensation
--------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements. From time to time, the Company grants options or warrants to non-employees in return for services rendered. The Company recognizes a charge for the fair value ascribed to such options and warrants over the service or vesting period.

Fair  Value  of  Financial  Instruments
---------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $3,867,022 and $126,439 during the year ended September 30, 2002 and the period March 6, 2001 to September 30, 2001, respectively. The Company's current liabilities exceeded its current assets by 4,653,619 as of September 30, 2002.

Pension  Plans  and  Other  Post  Employment  Benefits
------------------------------------------------------

Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employer's Disclosures about Pension and Other Post Employment Benefits, establishes disclosure requirements regarding pension and post employment obligations. SFAS 132 does not affect the Company as of September 30, 2002.

Segment  Information
--------------------

The  Company  adopted  Statement  of  Financial  Accounting  Standards  No. 131,
Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  A  -  SUMARY  OF  ACCOUNTING  POLICIES  (Continued)

Net  Earnings  (Losses)  Per  Share
-----------------------------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.

Basic net loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding, after giving effect to the stock dividend. Diluted loss per share includes the assumed exercise of stock options and warrants using the treasury stock method and the effects of convertible preferred stock. In fiscal year 2002 and 2001, there were no differences between basic and diluted loss per common share because the assumed exercise was anti-dilutive. The assumed exercise of stock options and warrants and conversion of preferred stock could potentially dilute basic earnings per share amounts in the future.

Reclassifications
-----------------

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

New  Accounting  Pronouncements
-------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of
Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  B  -  ACQUISITIONS

On March 6, 2001, the Company's majority-owned subsidiary, FB Optical Manufacturing, Inc. ("FB"), acquired certain assets comprised of used optical equipment and assumed certain liabilities, from FB California, Inc. in exchange for 30,000 shares of FB's common stockUnder the terms of the purchase agreement, the shares of common stock issued were valued at $300,000. In connection with the acquisition, the excess cost of $339,881 over FB's share of the FB California, Inc.'s net assets acquired has been recorded as goodwill and allocated to identified intangibles and other assets acquired and liabilities assumed.

The total purchase price and carrying value of the net liabilities acquired of FB California were as follows:


       Assets acquired                    $        62,595
       Goodwill and other intangibles             339,881
       Liabilities assumed                       (102,476)
                                         ------------------
       Total                              $       300,000
                                         ==================



The Company valued the common stock issued to FB California, Inc. at $10 per share, which approximated the fair value of the net assets acquired. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase.

The Company recorded the carryover basis of the net liabilities acquired, which did not differ materially from their fair value. The acquisition was accounted for using the purchase method of accounting effective March 6, 2001, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements. The results of the acquired business have been included in the Company's statement of losses since the date of acquisition.

The purchase agreement included an option for FB Florida to purchase the real property, which consists of land and building, in exchange for the payment of FB California's mortgage debt in the amount of $99,000. As of September 30, 2002, the Company has not exercised this option.

In connection with a corporate restructuring, FB became a majority owned subsidiary of the Company in November 2001. The Company issued 3,957,500 shares of the Company's Class A common stock with a par value of $.001 per share in exchange for 2,970,000 shares of FB 's issued and outstanding common stock, representing 99% of the FB shares issued and outstanding. The total cost of the acquisition is valued at $3,957, or $.001 per share, which approximated the fair value of the Company's Class A common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The transaction was accounted for using the purchase method of accounting.

The total purchase price and carrying value of the net assets acquired of FB Florida were as follows:

                      Assets acquired                     $          404,831
                      Goodwill and other intangibles                (200,343)
                      Liabilities assumed                           (200,531)
                                                          -------------------
                      Total                               $            3,957
                                                          ===================


On October 20, 2001, the Company acquired an 18.75% interest in Cobra Vision, Inc. ("Cobra") by exchanging 1,200,000 shares of the Company's class A common stock and executing a promissory note to the President of Cobra in the amount of $92,000 for 700 shares of Cobra's common stock.

On April 10, 2002, the Company completed a share redemption agreement with the Cobra's remaining shareholders. The Company agreed to issue two (2) non-interest bearing promissory notes aggregating $1,000,000 to replace the $987,868 loan previously advanced to Cobra by the shareholders in exchange for the shareholders' 3,033 shares of Cobra's common stock, which constitute the remaining 81.25% in Cobra. As a result of the transaction, Cobra became a wholly owned subsidiary of NexGen Vision, Inc.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  B  -  ACQUISITIONS  (CONTINUED)

The total cost of the acquisition is valued at $12,132, the excess principal of the newly issued promissory notes over that of the previous loan advanced to Cobra, and is recorded as an investment. As of September 30, 2002, the excess of the Company's share of Cobra's net liabilities assumed of $3,376,548 over net assets acquired at the acquisition date has been recorded as goodwill and allocated to identified intangibles and other assets acquired and liabilities assumed.

The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value. The assets and liabilities of the acquired business as of the acquisition date are included in the accompanying consolidated balance sheet as of September 30, 2002. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses. The transaction was accounted for using the purchase method of accounting.

The total purchase price and carrying value of the net liabilities acquired of Cobra were as follows:

                 Assets acquired                $     1,093,304
                 Goodwill and other intangibles       3,376,548
                 Liabilities assumed                 (4,457,720)
                                                -----------------
                 Total                          $        12,132
                                                =================

The following unaudited pro forma information presents the condensed consolidated statement of losses of the Company as if the investment of 100% of the common stock of Cobra Vision had been completed as of October 1, 2000.




                                               Year Ended September 30,     Year Ended September 30,
                                                       2002                           2001
Revenues                                      $                  2,595,003               $2,584,314
Net loss attributable to common shareholders  $                 (5,204,391)  $           (1,085,989)

Weighted average common shares outstanding:
      Basic and diluted                                          7,569,658               10,000,000

Loss per share:
      Basic and diluted                       $                      (0.69)  $                (0.11)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may be obtained in the future.







NOTE  C  -  MERGER  WITH  K-1  BUILDERS,  INC.

On April 22, 2002, the Company completed an Agreement and Plan of Merger ("Merger") with K-1 Builders, Inc., or "K- 1 Builders"), an inactive publicly registered shell corporation with no significant assets or operations under the laws of the State of Delaware. As a result of the acquisition, there was a change in control of the public entity, and K-1 Builders changed its name to NexGen Vision, Inc

For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Nexgen was $22,888. Since its inception in August 2000, and up until the date of the Merger, K-1 Builders was an inactive corporation with no significant assets and liabilities and no material operations. The results of operations subsequent to the date of the Merger are included in the Company's consolidated statement of losses.

Effective with the Merger, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 7,700,000 shares of Nexgen Class B common stock. The value of the stock that was issued was the historical cost of Nexgen's net tangible assets, which did not differ materially from their fair value. The value of the 2,300,000 shares of class A common stock that were retained by K-1 Builders stockholders was based on the par value of $.001 per share of NexGen's class A common stock. In accordance with Accounting Principles Opinion No. 16, Nexgen is the acquiring entity. In accordance with Statement of Position 98-5, the Company has expensed the $22,888 in the current period as organization costs.

The total consideration paid was $22,888 and the significant components of the transaction are as follows:

         Common stock retained by Nexgen Vision shareholders    $      2,300
         Excess of assets acquired over liabilities assumed          (25,188)
                                                                -------------
         Total consideration paid                               $    (22,888)
                                                                =============


The excess consideration paid has been accounted for as additional paid in capital.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

The Company's property, plant and equipment at September 30, 2002 consists of the following:


      Furniture & Fixtures         $       179,352
      Leasehold Improvements                15,774
      Computer Software                     10,920
                                  -----------------
        Total                              206,046
      Accumulated Depreciation             (22,155)
                                  ------------------
                                   $       183,881
                                  ==================

Depreciation expense included as a charge to income amounted to $22,165 and $0 for the year ended September 30, 2002 and the period ended September 30, 2001, respectively.


NOTE  E  -  NOTES  PAYABLE

Notes  Payable  at  September  30,  2002  were  as  follows:


Series  of  advances unsecured and payable on demand to Company officer, accrues
interest  at  0% per annum, matures on January 1, 2003 (see Note K).              $    10,229
Note  payable  to  an  individual  related  to  the  purchase  of  Cobra Vision, subordinate  to the Bank Line of credit, payable on demand and accruing interest
at  0%  per  annum.                                                                 1,000,000
                                                                                  -------------
                                                                                    1,010,229
Less: current portion                                                              (1,010,229)
                                                                                  -------------
                                                                                   $        -
                                                                                  =============

NOTE  F  -  LINE  OF  CREDIT

Bank Line of Credit, secured by receivables, inventory, property, plant, and equipment, guaranteed by third party (see Note P), line cannot exceed $550,000, accrues interest at an annual rate of prime plus 1 %, to be repaid by December 5, 2002.


NOTE  G  -  INCOME  TAXES

The Company has adopted Financial Accounting Standard Number 109(SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  G  -  INCOME  TAXES  (CONTINUED)

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $3,993,000, which expire through 2022. The deferred tax asset related to the carryforward is approximately $1,358,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.

Components  of  deferred  tax  assets  as  of September 30, 2002 are as follows:

Non-current:
Net operating loss carryforward     $    1,358,000
Valuation allowance                     (1,358,000)
                                    ---------------
 Net deferred tax asset             $            -
                                    ===============


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

Operating  Lease  Commitments
-----------------------------

The Company leases office space and distribution space for its corporate offices in Cumming, Georgia on a month to month basis.

Rent expense included as a charge to income amounted to $26,975 and $0 for the year ended September 30, 2002 and the period from March 6, 2001 to September 30, 2001, respectively.

Employment  Agreements
----------------------

The Company has employment agreements with three individuals. These agreements provide for annual base compensation of $420,000 per annum and automobile allowance of $2,250 per month. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

License  Agreement
------------------

In April 2002, the Company executed a License Agreement with Technology Resource International Corporation ("TRIC, a research and development company experienced in the development of a variety of areas of ophthalmic lens technology and the inventor and owner of a proprietary method for high-speed manufacture of spectacle lenses. TRIC granted the Company a non-exclusive, non-transferable worldwide license to all intellectual property rights related to spectacle lens equipment, products, accessories, and supplies in exchange for 1,100,000 shares of the Company's Class A common stock valued at $1,000,000, and minimum annual royalties equal to the greater of 25% of gross profit or $350,000 per year, commencing in fiscal year 2003 (see Note I). The total value of the shares issued of $1,000,000 was charged to license fee expense during the year ended September 30, 2002 (see Note I). The Company is also required to pay minimum annual royalty fees of $350,000 per year against higher royalties from sales of the licensed technologies for the life of any patents used by the Company in casting and print coating products or processes. Other royalty payments required include 25% of the gross profits derived from the sale of TRIC intellectual property licensed to the Company and 75% of any royalties, fees or other payments excluding fees relating to the sale of equipment and other tangible properties received from unaffiliated third parties. As of September 30, 2002, no royalty payments are required.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Research  and  Development  Agreement
-------------------------------------

On April 10, 2002, the Company executed a Research and Development Agreement ("R&D Agreement") with TRIC to retain TRIC for research and development services during the calendar years 2002 through 2006. During each calendar year, the Company may engage TRIC for up to 4,000 hours of research and development services pertaining to ophthalmic lenses and related equipment and accessories. The Company is required to pay TRIC a minimum of $600,000 throughout 2002 with $200,000 due on April 30, 2002, $200,000 due on May 15, 2002, $100,000 due on
July 1, 2002 and $100,000 due on October 1, 2002. The Company paid TRIC $700,000 for research and development services during the year ended September 30, 2002, consisting of $250,000 in cash and $450,000 of units of Class A common stock under the First Private Placement (see Note I). The $700,000 of the cash and shares issued was charged to income during the year ended September 30, 2002. Effective September 1, 2002, the Company entered into an extended agreement with TRIC agreeing to pay it $100,000 per month as a research and development fee for a period of three years ending August 30, 2005. The Company may terminate the R&D Agreement after July 1, 2005 by a 90 day written notice. TRIC may charge a late payment fee of one percent per month on all past due balances.

Litigation
----------

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.


NOTE  I-  STOCKHOLDERS'  EQUITY

The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $.001 per share. As of September 30, 2002, the Company has issued and outstanding 4,570,000 shares of Class A common stock. The Company is authorized to issue 7,700,000 shares of class B common stock with a par value of $.001 per share. As of September 30, 2002, the Company has issued and outstanding 7,700,000 shares of class B common stock. The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.0001 per share. There are no preferred shares outstanding at September 30, 2002.

In 2001, the Company issued 2,970,000 shares of previously authorized common stock to a founder in exchange for services. The Company valued the shares at $.001 per share, which approximated the fair value at the time the services were rendered. The compensation cost of $2,970 was charged to income during the year ended September 30, 2001.

On October 18, 2001, the Company issued 2,542,500 shares of the Company's newly authorized Class A common stock to the other Company founders in exchange for services. The Company valued the shares at $.001 per share, which approximated the fair value at the time the services were rendered. The compensation cost of $2,543 was charged to income during the year ended September 30, 2002.

On October 20, 2001, the Company issued 1,200,000 shares of the Company's Class A common stock, which approximated the fair value of the Company's class A common stock at the date of acquisition, to the President of Cobra in connection with its acquisition of 18.75% of Cobra Vision (see Note B).

On November 1, 2001, the Company issued 3,957,500 share of the Company's class A common stock with a par value of $.001 per share to the President of FB Florida in connection with its acquisition of 99% of FB Florida (see Note B). The total cost of the acquisition is valued at $3,957, or $.001 per share, which approximated the fair value of the Company's class A common stock at the date of acquisition.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  I-  STOCKHOLDERS'  EQUITY  (CONTINUED)

On April 22, 2002, effective with the Company's Merger with K-1 Builders, Inc. (see Note C), all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 7,700,000 shares of the Company's Class B common stock. The value of the stock that was issued was the historical cost of NexGen's net tangible assets, which did not differ materially from their fair value. The value of the 2,300,000 shares of Class A common stock that were retained by K-1 Builders, Inc. stockholders was based on the par value of $.001 per share of the Company's Class A common stock (see Note C). The Company subsequently cancelled 1,150,000 shares of the Class A common stock retained by the K-1 Builders, Inc stockholders.

In April 2002, the Board of Directors authorized a private placement to sell a minimum of 10 units priced at $45,000 per unit, with one unit consisting of 30,000 shares of Class A common stock and 30,000 warrants to purchase an additional 30,000 shares of Class A common stock ("First Private Placement"). Each warrant may be exchanged for one share of Class A common stock at a price of $3.00 per share. The warrants are exercisable on the earlier of one year after the date that the unit is purchased or the effective date that the Company completes a registration with the Securities and Exchange Commission ("SEC"). The expiration date for the warrants is two years after the date that they become exercisable. Net proceeds from this private placement as of September 30, 2002 were $988,725, which is net of offering expenses of $68,775. This resulted in the issuance of 705,000 shares of Class A Common Stock.

On July 1, 2002, the Company issued 10 units under the First Private Placement, which consisted of 300,000 shares of Class A common stock and 300,000 warrants to purchase an additional 300,000 shares of Class A common stock, to Technology Resource International Corporation ("TRIC") in connection with payments pursuant to a Research and Development Agreement ("R&D Agreement") (see Note H). The shares were valued at $1.50 per share, which approximated the fair value of the services rendered. The total cost of $450,000 was charged to research and development expense during the year ended September 30, 2002.

On July 1, 2002, the Company issued 5.5 units under the First Private Placement, which consisted of 165,000 shares of Class A common stock and 165,000 warrants, in exchange for the cancellation of $247,500 of previously incurred debt and interest to the Company's Chief Executive Officer and the President of the Company. The shares were valued at $1.50 per share, which approximated the fair value of the stock at the time the debt was incurred.

On September 30, 2002, the Company issued 1,100,000 shares of Class A common stock to TRIC in connection with a $1,000,000 license fee owed under a License Agreement for a non-exclusive, non-transferable worldwide license to all intellectual property rights related to spectacle lens equipment, products, accessories, and supplies (see Note H). The shares were valued at $0.91 per share, which approximated the fair value of the license fee. The total value of $1,000,000 was charged to selling, general, and administrative expenses during the year ended September 30, 2002.

In September 2002, the Company entered into another private placement agreement ("The Jessup Agreement") with Jessup & Lamont Securities Corporation ("Jessup"). Under this agreement Jessup is selling maximum of 72 stock units for $25,000 per unit. Each unit is comprised of 25,000 shares of Class A Common Stock and 12,500 redeemable Class A warrants ("The Warrants"). Each Warrant may be exchanged for one share of Class A Common Stock at a price of $3.00. The Warrants are exercisable on the earlier of one year after the date that the unit is purchased or the effectiveness of a registration statement with the SEC related to the Warrants. The expiration date for the warrants is two years after the date that they become exercisable. As a commission fee for selling the stock units, Jessup is paid cash of $2,250 for each unit sold and receives 1/10 of an option to purchase a unit for each unit sold. Each option may be exchanged for one stock unit at a price of $27,500 per unit. The options are exercisable on December 12, 2002 and expire on December 11, 2007. As of September 30, 2002, no units had been issued under the Jessup Agreement.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  J  -  WARRANTS

 The Company has issued warrants to private investors in conjunction with private placements and consultants for research and development services.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2002.

               Warrants Outstanding          Warrants Exercisable
               --------------------          --------------------

               Warrants Outstanding                                         Warrants Exercisable
               --------------------                                         --------------------

                   Weighted Average       Weighted          Weighted
                        Number        Contractual Life       Average         Number         Average
Exercise Prices:     Outstanding          (Years)        Exercise Price   Exercisable   Exercise Price
-----------------  ----------------  ------------------  ---------------  ------------  ---------------

3.00                     1,170,000                2.71  $          3.00             -  $             -
1.50                       150,000                4.83  $          1.50             -  $             -
                   ----------------  ------------------  ---------------  ------------  ---------------
                         1,320,000                2.96  $          2.83             -  $             -
                   ================  ==================  ===============  ============  ===============


Transactions involving the Company's warrants issuance are summarized as follows:

                                     Number     Weighted  Average
                                   of  shares    Exercise  Price
                                   ----------    ---------------
Outstanding at March 6, 2001           -            $-
                                   ==========    ===============
Granted                                    -         -
Exercised                                  -         -
Cancelled                                  -         -
                                   ---------     ---------------
Outstanding at September 30, 2001          -     $   -
                                   =========     ===============
Granted                            1,320,000       2.83
Exercised                                  -         -
Cancelled                                  -         -
                                   ---------     ---------------
Outstanding at September 30, 2002  1,320,000     $2.83
                                   =========     ===============


The weighted-average fair value of stock warrants granted to shareholders during the years ended September 30, 2001 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:


   Weighted average grant date fair value per share:                      $0.05
   Significant  assumptions  (weighted-average):
         Risk-free interest rate at grant date                            1.84%
         Expected stock price volatility                                    19%
         Expected dividend payout                                            -
         Expected warrant life-years (a)                             3.0 to 5.0
         (a)The expected warrant life is based on contractual expiration dates.

In July 2002, the Company issued 300,000 warrants to purchase an additional 300,000 shares of the Company's Class A common stock at an exercise price of $3.00 per share to a significant shareholder in connection with research and development services. Additionally, the Company issued 150,000 warrants to an investment firm in exchange for services. The Company recorded deferred compensation of $60,390 for both issuances, of which $0 was expensed for the year ended September 30, 2002.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001



NOTE  J  -  WARRANTS  (CONTINUED)

If the Company recognized compensation cost for the non-qualified warrants issued in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $3,877,114 and $(0.78) in 2002 and $126,439 and $(0.04) for the period March 6, 2001 to September 30, 2001, respectively.


NOTE  K  -  RELATED  PARTY  TRANSACTIONS

In July 2002, the Company issued 5.5 units under the First Private Placement, which consisted of 165,000 shares of the Company's Class A common stock and 165,000 warrants, in exchange for the cancellation of two previously incurred notes due to two officers of the Company. The total value of the shares issued was $247,500, which comprised of $242,949 of principal and $4,551 of accrued interest.

In July 2002, the Company issued 10 units under the First Private Placement, which consisted of 300,000 shares of the Company's Class A common stock and 300,000 warrants, in exchange for research and development services to an entity controlled by a significant shareholder of the Company. The total value of the shares issued was $450,000 and this amount was charged to research and development expense during the year ended September 30, 2002 (see Note I).

In September 2002, the Company issued 1,100,000 shares of the Company's Class A common stock to an entity controlled by a significant shareholder of the Company in connection with the payment of a technology license fee. The total value of the shares issued was $1,000,000 and this amount was charged to license fee expense during the year ended September 30, 2002 (see Note I).

In addition, the Company has entered into various consulting agreements with the same significant shareholder. Under these agreements, the Company is committed to paying research and development expenses through August 2005 (see Note H). During the year ended September 30, 2002, the company has paid $320,000 in cash and $450,000 in stock for research and development costs under these agreements. These amounts were charged to income during the year ended September 30, 2002.

The Company's Vice President of Administration advanced funds to the Company for working capital purposes. As of September 30, 2002, the amount due to the Company's Vice President of Administration is $10,229 (See Note E). A promissory note was executed on June 10, 2002 with a maturity date of January 1, 2003, together with accrued and unpaid interest at 0% per annum.


NOTE  L  -  MAJOR  CUSTOMERS  AND  VENDORS

Revenue from one (1) major customer approximated $256,859 or 19.4% of sales for the year ended September 30, 2002. The Company did not have any major customers for the period March 6, 2001 to September 30, 2001.

Accounts payable from one (1) major supplier approximated $2,849,000 or 77% of total accounts payable at September 30, 2002.


NOTE  M  -  LOSSES  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share:


                                                    2002              2001
                                                    ----              ----
Net loss available for common shareholders     $  (3,867,022)     $  (126,439)
                                               ===============    =============
Basic and fully diluted loss per share         $       (0.79)     $     (0.04)
                                               ===============    =============
Weighted average common shares outstanding         4,901,868        3,000,000
                                               ===============    ==============

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  N  -  SEGMENT  INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2002 and 2001, the Company operated in the following two reportable segments:

- FB Optical is engaged in the business of refurbishing used optical equipment for resale.

- Cobra Vision is a distributor of ophthalmic polycarbonate and glass lenses used in eyeglasses.

The Company also segments its business through geographic locations. Those geographic segments are:

-     United  States
-     India
-     Russia
-     Sri  Lanka

Segment operating income (loss) is total segment revenue reduced by operating expenses identifiable with the business segment.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  N  -  SEGMENT  INFORMATION  (CONTINUED)

The following table summarizes segment asset and operating balances by reportable segment.



                                                 2002         2001
                                             ------------  ----------
NET SALES TO EXTERNAL CUSTOMERS:
FB Optical                                   $   253,424   $ 142,372
Cobra Vision                                   1,498,330           -
All Other                                              -           -
                                             ------------  ----------
    Total Sales to External Customers        $ 1,751,754   $ 142,372
                                             ============  ==========

DEPRECIATION AND AMORTIZATION:
FB Optical                                   $         -   $  39,352
Cobra Vision                                      22,165           -
All Other                                              -           -
                                             ------------  ----------
   TOTAL DEPRECIATION AND AMORTIZATION       $    22,165   $  39,352
                                             ============  ==========

GENERAL AND ADMINISTRATIVE EXPENSE:
FB Optical                                   $   237,448   $ 179,403
Cobra Vision                                   1,341,682           -
All Other                                      1,621,659           -
                                             ------------  ----------
   TOTAL GENERAL AND ADMINISTRATIVE EXPENSE  $ 3,200,789   $ 179,403
                                             ============  ==========

CAPITAL EXPENDITURES:
FB Optical                                   $         -   $       -
Cobra Vision                                      27,036           -
All Other                                              -           -
                                             ------------  ----------
  TOTAL CAPITAL EXPENDITURES                 $    27,036   $       -
                                             ============  ==========

OPERATING (LOSSES):
FB Optical                                   $   (72,288)  $(126,439)
Cobra                                         (1,066,463)          -
All Other                                     (2,391,659)          -
                                             ------------  ----------
   TOTAL SEGMENT OPERATING LOSSES            $(3,530,410)  $(126,439)
                                             ============  ==========


SEGMENT ASSETS:
FB Optical                                   $   100,037   $ 383,374
Cobra Vision                                   4,154,337           -
All Other                                             44           -
                                             ------------  ----------
    TOTAL SEGMENT ASSETS                     $ 4,254,418   $ 383,374
                                             ============  ==========



                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  N  -  SEGMENT  INFORMATION  (CONTINUED)

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                        2002       2001
                                     ----------  --------

NET SALES TO EXTERNAL CUSTOMERS:
United States                        $1,714,577  $142,372
India                                     3,060         -
Russia                                   24,613         -
Sri Lanka                                 9,504         -
                                     ----------  --------
  TOTAL SALES TO EXTERNAL CUSTOMERS  $1,751,754  $142,372
                                     ==========  ========

ASSETS:
United States                        $4,254,418   383,374
India                                         -         -
Russia                                        -         -
Sri Lanka                                     -         -
                                     ----------  --------
   TOTAL ASSETS                      $4,254,418  $383,374
                                     ==========  ========


NOTE  O  -  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS - ADOPTION OF STATEMENT 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises".

SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". The Company adopted the provisions of this standard for the year ended September 30, 2002.

Upon adoption of FAS 142 in fiscal year 2002, the Company recorded a one-time, non-cash charge of approximately $300,528 to reduce the carrying value of its goodwill related to the purchase of FB California (see Note B). Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the year ended September 30, 2002 and the period March 6, 2001 to September 30, 2001:

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE O - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142 (CONTINUED)



                                                       March 6, 2001 to
                                          2002       September 30, 2001
                                      ------------  --------------------
Net (loss)                            $(3,867,022)  $          (126,439)

Adjustments:

Amortization of goodwill                        -                39,352

Impairment of goodwill                    300,528                     -

Adjusted net (loss)                   $(3,566,494)  $           (87,086)

Shares used to compute basic and
  diluted net loss per common share     4,901,868             3,000,000

Adjusted basic and diluted net loss
  per common share                    $     (0.73)  $             (0.03)
                                      ============  ====================

Reported basic and diluted net loss
 per common share                     $     (0.79)  $             (0.04)
                                      ============  ====================


NOTE  P  -  SUBSEQUENT  EVENTS

The Company has entered into a stock placement agreement with Jessup & Lamont Securities Corporation. ("Jessup"). Under this agreement Jessup is selling a maximum of 72 equity units for $25,000 per unit in a private placement to sophisticated investors. Each unit is comprised of 25,000 shares of Class A Common Stock and 12,500 redeemable Class A warrants ("The Warrants"). Each Warrant may be exchanged for one share of Class A Common Stock at an exercise price of $3.00. The Warrants are exercisable on the earlier of one year after the date that the unit is purchased or the effective date that the Company completes a registration with the SEC. The expiration date for the warrants is two years after the date that they become exercisable. As a commission fee, Jessup will be paid cash of $2,250 for each unit sold and will receive 1/10 of an option to purchase a unit for each unit sold. Each option may be exercised for one stock unit at an exercise price of $27,500 per unit. The options are exercisable on December 12, 2002 and expire on December 11, 2007.

Subsequent to the date of the financial statements,, the Company issued 85 units, which is comprised of 2,125,000 share of the Company's class A common stock and 1,062,500 Warrants, resulting in proceeds of $1,917,500, net of offering costs of $207,500. The Company also issued options to Jessup to purchase 7.6 units in consideration for financial advisory services.

Subsequent to the date of the financial statements, the Company defaulted under the terms of a Pledge Agreement whereby the Company had agreed to release a third party Guarantor from its obligation to secure the Company's Line of Credit (see Note E). Under the Agreement, the Company's principal shareholders pledged 6,707,500 shares of the Company's Class B common stock to secure the Guaranty. The guarantor recently agreed to take no action pending payment of the Line of Credit by January 17, 2003. As consideration for this deferral, we issued to the guarantor an option to purchase three units under the Jessup Agreement, each unit consisting of 25,000 shares of the Company`s Class A common stock with a par value of $.001 per share and 12,500 Warrants, each entitling the holder to purchase one share of the Company`s Class A common stock at an exercise price of $3.00 per share. The option is exercisable at $27,500 per unit over a twelve month period beginning with the effective date of a registration statement filed with the SEC.

                               NEXGEN VISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE  Q  -  GOING  CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended September 30, 2002, the Company incurred losses from operations of $3,867,022. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors (see Note P). There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.