Form 10KSB/A
period 2002-09-30
NEXGEN VISION INC
filed 2003-01-17
CIK 1124111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-KSB/A No. 1

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

     EXPAND  OUR  DISTRIBUTION  OF  POLYCARBONATE  LENSES.

     We have derived our principal revenues to date from the sale of polycarbonate lenses, primarily to wholesale laboratories and on a private label basis to ophthalmic lens companies. Polycarbonate lenses are plastic lenses which are impact resistant. We believe that polycarbonate lenses hold the second largest market share in the ophthalmic lens business. We are the exclusive supplier of polycarbonate lenses manufactured in Taiwan by Polylite Taiwan Co., Ltd. Because its current plant operates at approximately 93% of capacity, we have not been able to expand our sales of its products by selling directly to large retail ophthalmic chains. We have been engaged in discussions with Polylite for a substantial period of time concerning establishing a joint venture in Taiwan. The joint venture would acquire and equip a new plant to be operated by the joint venture. Our investment bankers have begun to explore potential financing sources with third parties who specialize in developing and financing manufacturing plants. In addition to building and installing a new injection molding system to permit the production of polycarbonate lenses by the joint venture, it would also manufacture polarized lenses which are used in sunglasses and reduce glare and sharpen images. Polylite is currently selling these polarized lenses in Asia, and Cobra Vision would market them in North America.

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

- the systems are small, requiring approximately 120 square feet of floor space;

-    speed;

- by not using gaskets, the time and expense involved in cleaning the system and molds after each use is significantly reduced;

- the system can use Technology Resource International's proprietary lens tinting process which allows the user to apply a specific fixed tint without using a tinting bath;

- the system uses Technology Resource International's proprietary print coating technology which substantially reduces the cost in finishing the lenses; and

- NexGen's systems are relatively inexpensive (retailing at $167,500) compared to systems currently used by ophthalmic laboratories.

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

     - the remaining 10% interest will be issued to Jesup & Lamont Securities Corporation, our investment bankers, which introduced the Australian venture partner to us and played a significant role in negotiating the joint venture;

     - we will have a right of first refusal to purchase any of the interests of any of the other venture partners;

     - the joint venture will issue at an initial purchase order for two lens casting systems in January 2003; and

     - we will sell the casting systems and consumables to the joint venture at prearranged discounts from list prices, as in effect from time to time;

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

     - Cobra Vision would have the exclusive rights to distribute the lenses in North America; and

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

OUR  COMPETITORS
----------------

     Our lens casting system has many advantages over competitors' products, and we are focusing on these advantages to differentiate the system in the marketplace. Our lens casting system does not use gaskets and can produce a clear finished lens in less than 10 minutes and a photochromic lens in less than 20 minutes. We are targeting retail operations and wholesale laboratories as potential customers. There were many obstacles that were overcome in the development of this process that places this system far ahead of any other technology currently available in the market. Air bubbles have been eliminated, index of refraction variability due to stress has been reduced far below industry standards, a non-caustic mold cleaning process has been developed, rejects due to improper gasket matching have been eliminated, a mold protection and orientation system has been developed and the print coat process has been incorporated. Our proprietary prescription lens casting system has significant cost, quality and technical advantages over casting systems offered by the competition.

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

     Subsequent to September 30, 2002 we completed another private placement. We sold 85 units of our securities raising gross price per proceeds of $2,125,000. This includes 45 units sold in calendar 2002 which are not described in Note P to our Consolidated Financial Statements. The placement agent was Jesup & Lamont Securities Corp. We paid Jesup & Lamont a total of $171,000 in commissions and issued to it options to purchase 7.6 units at $27,500 per unit. The units are described in Note P. Our current line of credit is now due February 18, 2003. We intend to replace our existing line of credit with a new line of credit from a different bank which will provide us additional working capital to support the growth of our business based upon a formula which gives effect to an appropriate percentage of our existing accounts receivable and inventory.

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

     Management believes that if the minimum offering proceeds are raised in the $9,000,000 offering referred to above, sufficient capital will exist to fund its operations, capital expenditures, debt, and other obligations for the next twelve months. Although NexGen is dependent upon the success of this offering to carry out its business plan, if this offering is unsuccessful, NexGen will seek to obtain financing through other sources. It will also make necessary cuts in expenditures as required.

     The independent auditors report on our September 30, 2002 financial statements included in this Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

FORWARD-LOOKING  STATEMENTS

     This Report contains forward-looking statements that address, among other things, our expectations with regard to the ophthalmic lens market, the adequacy of our working capital, our launching and commercializing our new lens casting system and other technologies licensed from our research and development partner, the effectiveness of these technologies, our ability to compete, the effectiveness of the new photochromic lens technology, our ability to build market share, our receipt of proceeds from an institutional private placement, our plan to list our Class A common stock on the American Stock Exchange, our discussions with a third party concerning a joint venture and distribution agreement in Australia and surrounding areas, our future business with Corning, increased sales from Pentax, our future liquidity, our obtaining a new line of credit and paying off our current line of credit, and the results of our discussions with a Polylite concerning development of manufacturing capacity in Taiwan. In addition to these statements, trend analyses and other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission. We anticipate that some or all of the results may not occur because of factors which we discuss in the "Special Factors" relating to our business and common stock section which follows.

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

RISKS  RELATED  TO  OUR  CLASS  A  COMMON  STOCK  AND  WARRANTS
---------------------------------------------------------------

SINCE  OUR  MANAGEMENT  WILL  MAINTAIN  `CONTROL OF NEXGEN, STOCKHOLDERS WILL BE
UNABLE TO PARTICIPATE IN DECISIONS WHICH MAY AFFECT THE OPERATIONS AND PROFITABILITY OF NEXGEN

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

     Effective December 5, 2001, Cobra Vision entered into a Stock Redemption Agreement with the holders of its outstanding common stock, except for Mr. Gary Lafferty. Under the terms of the Stock Redemption Agreement as further amended, NexGen acquired all of the remaining shares of Cobra Vision stock thereby becoming the sole stockholder of Cobra Vision. In exchange, NexGen issued $1,000,000 of promissory notes to the guarantor described below. The notes require $250,000 to be paid by November 29, 2002 and 24 equal monthly installments of $31,250 commencing on December 30, 2002. We have not made these payments. The guarantor has orally agreed to extend the terms of the notes upon payment of the line of credit. In addition, NexGen's principal stockholders, Mr. Gary Lafferty, Mr. Alberto Burckhardt and ARB Investments pledged all of their capital stock to secure payment of Cobra Vision's line of credit or removal of the former principal stockholder of Cobra Vision as a guarantor on the line of credit. NexGen was required to remove the guarantee on the line of credit by October 31, 2002. Because it did not do so, the guarantor may exercise his rights with regard to the pledged shares. Pending delivery of notice of a default under the Pledge Agreement, voting rights with the pledged shares remain with the current stockholders. However, the guarantor recently agreed to take no action pending payment of the line of credit by January 17, 2003. As consideration for this deferral and in recognition of several previous extensions and deferrals granted to us by the guarantor, we issued to the guarantor an option to buy three units of our securities. The option is exercisable at $27,500 per unit, each unit consists of 25,000 shares of Class A common stock and 12,500 two-year warrants exercisable at $3.00 per share. We agreed to register the Class A common stock and the warrants in the registration statement we shall file in January 2003 covering the Class A common stock and warrants we sold in two private placements in 2002.

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     EXHIBIT  INDEX

Exhibit  Number     Description
---------------     -----------

3.1        Certificate  of  Incorporation*
3.2        Bylaws*
4.1        Form  of  Class  A  Common  Stock  Certificate*
4.2        Form  of  Class  B  Common  Stock  Certificate*
4.3        Form  of  Warrant*
10.1       Employment  Agreement  of  Gary  Lafferty*
10.2       Employment  Agreement  of  Hermann  Burckhardt*
10.3       Employment  Agreement  of  Alberto  Burckhardt*
16         Letter  from  Robison  Hill  &  Co.**
21         Subsidiaries*

*      Contained in Form 10-KSB for the year ended September 30, 2002.
**     Contained in Form  8-K/A  filed  on  July 8, 2002.


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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of January, 2003.

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



SIGNATURES                                TITLE                           DATE
----------                                -----                           ----
/s/  Gary  Lafferty
-------------------
Gary  Lafferty           Chairman  of  the  Board  of  Directors     January  17,  2003

/s/  Hermann  Burckhardt
------------------------
Hermann  Burckhardt       Director                                   January  17,  2003

/s/  Alberto  Burckhardt
------------------------
Alberto  Burckhardt       Director                                   January  17,  2003

/s/  Jack  Wissner        Vice  President  of  Administration
------------------        (Chief  Financial  Officer)                January  17,  2003
Jack  Wissner


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


DATED:  JANUARY  17,  2003                    /S/  GARY  LAFFERTY
                                             ----------------------------
                                             GARY  LAFFERTY
                                             CHIEF  EXECUTIVE  OFFICER

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


DATED:  JANUARY  17,  2003                    /S/  JACK  WISSNER
                                             -----------------------------------
                                             JACK  WISSNER
                                             VICE  PRESIDENT  OF  ADMINISTRATION
                                            (CHIEF  FINANCIAL  OFFICER)