Form 10QSB
period 2002-12-31
NEXGEN VISION INC
filed 2003-02-13
CIK 1124111

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.



                        Commission file number 333-46682


   NEXGEN VISION, INC. (Exact name of registrant as specified in its charter)
   -------------------

        DELAWARE                                         87-0659918
        --------                                        --------------
(State or jurisdiction of                     (IRS Employer Identification No.)
 incorporation or organization)

            1535 Oak Industrial Lane, Suite F, Cumming, Georgia 30041
                    (Address of Principal Executive Offices)

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

     As of February 12, 2003, the Registrant had 6,670,000 shares of Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                               NEXGEN VISION, INC.


                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2002

                                Table of Contents

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets:
                            December 31, 2002 and September 30, 2002

                   Condensed Consolidated Statements of Losses:
                            Three Months Ended December 31,2002
                                    and 2001

                   Condensed Consolidated Statements of Cash Flows:
                           Three Months Ended December 31, 2002 and 2001

                   Notes to Condensed Consolidated Financial Statements:

                                         December 31, 2002

          Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

          Item 3. Controls and Procedures


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings

          Item 2. Changes in Securities

          Item 3. Defaults Upon Senior Securities

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

Item 1.  Financial Statements (Unaudited)

                               NEXGEN VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,        September 30,
                                                                  ------------        -------------
                                                                      2002                  2002
                                                                      ----                  ----
                                                                  (Unaudited)            (Audited)
                            ASSETS

 CURRENT ASSETS:

     Cash                                                            $    233,779          $    2,407
     Accounts receivable, net
                                                                          349,807             361,226
     Prepaid expense
                                                                          136,665                 875
     Inventory, net
                                                                          623,460             532,377
                                                                       ----------          ----------
          Total current assets                                         1,343,711              896,885


     Property, plant and equipment, net of accumulated
 depreciation of $34,376 and $22,165 at December 31, 2002 and
 September 30, 2002, respectively                                         460,541             183,881
     Goodwill                                                           3,170,436           3,170,436
     Other intangibles, net of accumulated amortization of                  2,266               2,216
 $834 and $784 at December 31, 2002 and September 30, 2002,
 respectively
     Other non-current assets                                               1,000               1,000
                                                                 ----------------    ----------------
                                                                        3,173,602           3,173,652


                                                                 $      4,977,854    $      4,254,418
                                                                 ================      ==============
      LIABILITIES AND DEFICIENCY IN
         STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Cash disbursed in excess of available funds                        $        -        $     38,409
    Accounts payable and accrued expenses                               3,953,846           3,951,866
    Notes payable                                                       1,010,229           1,010,229
    Line of credit                                                        450,659             550,000
                                                                  ---------------     ---------------
          Total current liabilities                                     5,414,734           5,550,504


          Commitments and Contingencies

          DEFICIENCY IN STOCKHOLDERS' EQUITY:
          Preferred stock, par value $ 0.0001 per share, 10,000,000 shares authorized, none issued and outstanding at December 31, 2002 and
          September 30, 2002
                                                                                         -                   -
          Class A common stock, par value $ 0.001 per share; 50,000,000 shares authorized, 6,670,000 and 4,570,000 shares issued and outstanding at
          December 31, 2002 and September
          30, 2002, respectively                                                     6,670               4,570
          Class B common stock, par value $ 0.001 per share; 7,700,000 shares authorized; 7,700,000 shares issued and outstanding
          at December 31, 2002 and September 30, 2002                                7,700               7,700
          Additional paid in capital
                                                                                 4,672,093           2,745,495
          Deferred compensation                                                   (60,390)            (60,390)
          Accumulated deficit                                                  (5,062,953)         (3,993,461)
                                                                          ---------------     ---------------
                 Total Deficiency in Stockholders' Equity                        (436,880)         (1,296,086)
                                                                           --------------     ---------------
                                                                         $       4,977,854   $       4,254,418
                                                                           ===============     ===============

 See accompanying footnotes to the unaudited condensed consolidated financial statements


                               NEXGEN VISION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)



                                                                   Three Months Ended December
                                                                            31,
                                                                   2002               2001
                                                                   ----               ----

       REVENUES:
           Net sales                                                 $ 684,244          $  43,616
           Cost of sales                                               437,464             23,241
                                                                   -----------         ----------
                 Gross Profit                                          246,780             20,375


       OPERATING EXPENSES:
          Selling, general and administrative                          915,373            104,452
          Research and development                                     370,000                  -
          Impairment of Assets                                               -              5,231
          Depreciation and amortization                                 12,261             33,988
                                                                   -----------         ----------
          Total Operating Expenses                                 (1,297,634)          (143,671)

                       LOSS FROM OPERATIONS                        (1,050,854)

                                                                                        (123,296)

          Interest (expense), net                                     (18,638)            (8,646)


       Net (loss) income before income taxes
                                                                    (1,069,492)         (131,942)

       Income (taxes) benefit                                                -                 -
                                                                 -------------        -----------


                        NET (LOSS) INCOME                        $ (1,069,492)        $ (131,942)
                                                                 =============        ===========

       Net loss per common share (basic and assuming
       dilution)                                                       $(0.08)            $(0.03)

       Weighted average common shares outstanding                  13,378,333          4,968,333


 See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Three Months Ended December 31,
                                                               2002                 2001
                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (1,069,492)       $   (131,942)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                      12,261              33,988
Compensation expense on options granted to
consultants                                                        35,948                   -
Miscellaneous expense                                                  18                   -
Impairment of assets                                                    -               5,231
Common stock issued to founders                                         -               1,813
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES
IN:
Accounts receivable, net                                           11,419             (6,801)
Prepaid expenses                                                (135,790)               (150)
Inventory                                                        (91,083)                   -
Accounts payable and accrued expenses                            (36,447)              91,617
                                                             ---------------      -------------

Net cash provided by (used in) operating activities           (1,273,166)             (6,244)
                                                             ---------------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                        (288,871)                  -
                                                             ---------------      -------------

Net cash used in investing activities                           (288,871)                  -
                                                             ---------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                     1,892,750                  -
Payments of Line of Credit, net                                  (99,341)                  -
                                                             ---------------      -------------

Net cash provided by financing activities                       1,793,409                  -
                                                             ---------------      -------------


Net increase (decrease) in cash and cash
equivalents                                                       231,372             (6,244)
Cash and cash equivalents at beginning of period                    2,407               6,844
                                                              -----------            --------
Cash and cash equivalents at end of period                    $   233,779            $    600
                                                              ===========            ========



 See accompanying footnotes to the unaudited condensed consolidated financial statements



                               NEXGEN VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Three Months Ended December
                                                                         31,
                                                               2002                 2001
                                                               ----                 ----
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Cash paid during the year for interest                     $    16,420          $        -

   Cash paid during the year for income taxes                           -                   -
   Common stock issued in exchange for
   Acquisitions                                                         -               3,957
   Common stock options issued in exchange for
services                                                           35,948                   -
Acquisition :
    Assets acquired                                                     -             404,831
    Goodwill and other intangible assets                                -           (200,343)
     Liabilities assumed                                                -           (200,531)
    Common stock issued                                                 -             (3,957)
    Additional paid-in-capital
                                                                        -                   -
                                                                ---------           ---------
    Net cash paid for acquisition                               $       -           $       -
                                                                =========           =========



 See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited financial statements should be read in conjunction with the September 30, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB, as amended.

Basis of Presentation

NexGen Vision, Inc. (the "Company", "Registrant" or "NexGen"), is incorporated under the laws of the State of Delaware. The Company is engaged, through its wholly owned subsidiary, Cobra Vision, Inc ("Cobra"), in the distribution of ophthalmic polycarbonate lenses used in eyeglasses. Through its majority-owned subsidiary, FB Optical Manufacturing, Inc. ("FB"), the Company refurbishes used optical equipment for resale to customers in the United States and developing markets located outside the United States. In addition to lens sales and distribution, the Company also conducts operations in research and development, in casting and print coat sales, in photochromic lens distribution, and in licensing proprietary technologies relating to the ophthalmic field.

The consolidated financial statements include the accounts of the Registrant, its majority-owned subsidiary, FB Optical Manufacturing, Inc., and its wholly owned subsidiary, Cobra Vision, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.


NOTE B - ACQUISITIONS

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

The total purchase price and carrying value of the net assets acquired of FB Florida were as follows:




        Assets acquired                                   $  404,831
        Goodwill and other intangibles                      (200,343)
        Liabilities assumed                                 (200,531)
                                                            ---------
        Total                                              $    3,957
                                                           ==========


On October 20, 2001, the Company acquired an 18.75% interest in Cobra Vision, Inc. ("Cobra") by exchanging 1,200,000 shares of the Company's class A common stock and executing a promissory note to the President of Cobra in the amount of $92,000 for 700 shares of Cobra's common stock.


NOTE C - COMMITMENTS AND CONTINGENCIES

License Agreement
-----------------

In April 2002, the Company executed a License Agreement with Technology Resource International Corporation ("TRIC" a research and development company experienced in the development of a variety of areas of ophthalmic lens technology and the inventor and owner of a proprietary method for high-speed manufacture of spectacle lenses. TRIC granted the Company a non-exclusive, non-transferable worldwide license to all intellectual property rights related to spectacle lens equipment, products, accessories, and supplies in exchange for 1,100,000 shares of the Company's Class A common stock valued at $1,000,000, and minimum annual royalties equal to the greater of 25% of gross profit or $350,000 per year, commencing in fiscal year 2003 (see Note I). The total value of the shares issued of $1,000,000 was charged to license fee expense during the year ended September 30, 2002 (see Note I). The Company is also required to pay minimum annual royalty fees of $350,000 per year against higher royalties from sales of the licensed technologies for the life of any patents used by the Company in casting and print coating products or processes. Other royalty payments required include 25% of the gross profits derived from the sale of TRIC intellectual property licensed to the Company and 75% of any royalties, fees or other payments excluding fees relating to the sale of equipment and other tangible properties received from unaffiliated third parties. As of December 31, 2002, no royalty payments are required.

Research and Development Agreement
----------------------------------

On April 10, 2002, the Company executed a Research and Development Agreement ("R&D Agreement") with TRIC to retain TRIC for research and development services during the calendar years 2002 through 2006. During each calendar year, the Company may engage TRIC for up to 4,000 hours of research and development services pertaining to ophthalmic lenses and related equipment and accessories. The Company is required to pay TRIC a minimum of $600,000 throughout 2002 with $200,000 due on April 30, 2002, $200,000 due on May 15, 2002, $100,000 due on
July 1, 2002 and $100,000 due on October 1, 2002. The Company paid TRIC $700,000 for research and development services during the year ended September 30, 2002, consisting of $250,000 in cash and $450,000 of units of Class A common stock under the First Private Placement (see Note I). The $700,000 of the cash and shares issued was charged to income during the year ended September 30, 2002. Effective September 1, 2002, the Company entered into an extended agreement with TRIC agreeing to pay it $100,000 per month as a research and development fee for a period of three years ending August 30, 2005. The Company may terminate the R&D Agreement after July 1, 2005 by a 90 day written notice. TRIC may charge a late payment fee of one percent per month on all past due balances. For the three months ended December 31, 2002, the Company paid $370,000 for research and development fees.


NOTE D - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $.001 per share. As of December 31, 2002, the Company has issued and outstanding 6,670,000 shares of Class A common stock. The Company is authorized to issue 7,700,000 shares of Class B common stock with a par value of $.001 per share. As of December 31, 2002, the Company has issued and outstanding 7,700,000 shares of Class B common stock. The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.0001 per share. There are no preferred shares outstanding at December 31, 2002.

The Company previously entered into a stock placement agreement with Jesup & Lamont Securities Corporation. ("Jesup"). Under this agreement Jessup sold 85 units at $25,000 per unit in a private placement to sophisticated investors, resulting in gross proceeds of $2,100,000. Each unit was comprised of 25,000 shares of Class A common stock and 12,500 redeemable warrants ("Warrants"). Each Warrant entitles the holder to purchase for one share of Class A common stock at an exercise price of $3.00. The Warrants are exercisable for two years beginning upon the earlier of one year after the date that the unit is purchased or the effective date of a registration statement with the Securities and Exchange Commission.. The Company paid Jessup $207,250 in commissions and also issued it five-year options to purchase 7.6__ units identical to the units sold to investors. The exercise price per option is $27,500 . The options issued to Jessup are exercisable on December 12, 2002 and expire on December 11, 2007.

The Company recorded compensation charge of $35,948 related to the options issued to Jesup to purchase 7.6 units in the unaudited condensed consolidated statement of losses for the three months ended December 31, 2002.

NOTE E - SEGMENT INFORMATION

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

     o    United States
     o    China
     o    Russia
     o    Kiev

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

                                                                           Three Months Ended
                                                                              December 31,
                                                                          2002             2001
                                                                          ----             ----
         Net Sales to External Customers:
         FB Optical                                                         $ 11,178         $ 43,616
         Cobra Vision                                                        673,066                -
         All Other                                                                 -                -
                                                                           ---------        ---------
             Total Sales to External Customers                             $ 684,244        $  43,616
                                                                           =========        =========

         Depreciation and Amortization:
         FB Optical                                                        $       -        $  33,988
         Cobra Vision                                                         12,261                -
                                                                                   -                -
         All Other                                                         ---------        ---------
            Total Depreciation and Amortization                            $  12,261        $  33,988
                                                                            ========        =========

         General and Administrative Expense:
         FB Optical                                                        $  67,403        $  63,590
         Cobra Vision                                                        661,465                -
         All Other                                                           186,505           40,862
                                                                          ----------        ---------
            Total General and Administrative Expense                    $   915,373         $ 104,452
                                                                        ============        =========



         Capital Expenditures:
         FB Optical                                                     $         -         $       -
         Cobra Vision                                                       288,871                 -
         All Other                                                                -                 -
                                                                        -----------         ---------
           Total Capital Expenditures                                   $   288,871         $       -
                                                                        ===========         =========

         Operating (Losses):
         FB Optical                                                     $   (67,672)        $(82,434)
         Cobra                                                             (426,677)               -
         All Other                                                         (556,505)         (40,862)
                                                                        -----------         ---------

            Total Segment Operating Losses                              $(1,050,854)        $(123,296)
                                                                        ===========         =========


         Segment Assets:
         FB Optical                                                     $    72,261         $363,817
         Cobra Vision                                                     4,846,690                -
         All Other                                                           58,903           93,200
                                                                       -------------        --------
             Total Segment Assets                                       $ 4,977,854         $457,017
                                                                        ============        ========


Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                                         Three Months Ended
                                                            September 30,
                                                        2002             2001
                                                        ----             ----
   Net Sales to External Customers:
   United States                                       $   683,144        $  22,359
   China                                                         -            1,038
   Russia                                                        -           20,219
   Kiev                                                      1,100                -
                                                       -----------        ---------
     Total Sales to External Customers                 $   684,244        $  43,616
                                                       ===========        =========

   Assets:
   United States                                       $ 4,977,854          457,017
   China                                                         -                -
   Russia                                                        -                -
   Kiev                                                          -                -
                                                       -----------        ---------
      Total Assets                                     $ 4,977,854        $ 457,017
                                                       ===========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002

Overview
--------

The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section.

     We own two subsidiaries that provide products and services to the ophthalmic lens industry. Our principal subsidiary, Cobra has distributed ophthalmic lenses, primarily of polycarbonate lenses for over three years. More recently, Cobra has obtained a worldwide license to a relatively small and inexpensive proprietary prescription lens casting system. This lens casting system will permit commercial customers to rapidly manufacture photochromic and clear lenses. We are in the process of launching the commercialization of these items and expect to deliver the first systems in April 2003. We recently entered into a three-year supply agreement with Corning, Inc. Corning will supply Cobra with its SunSensors plastic sun-sensitive material used in connection with our lens casting systems to manufacture photochromic lenses which darken in sunlight. We are also engaged in discussions with Corning about joint research and development projects, at least one of which we expect will be commercialized in 2003. Our other subsidiary, FB, refurbishes and sells used optical equipment. Cobra generates our primary revenues.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 TO THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
DECEMBER 30, 2001
-----------------

Results of Operations
---------------------

         Revenues
         --------

The Company's total revenues were $684,244 for the three-month period ended December 31, 2002 compared to $43,616 for the same period ended December 31, 2001, an increase of $640,628. The increase is a result of the Company's acquisition of the Cobra Vision business segment in April 2002. Cobra's revenues for the three months ended December 31, 2002 were $673,066. The Company's FB segment generated $11,178 of revenues during the three month period ended December 31, 2002. Cobra anticipates continued growth in sales of distributed polycarbonate and glass ophthalmic lenses and expects significant sales to be generated from the sale of the NexGen lens casting systems and NexGen lens casting supplies and materials planned for launch in the second quarter of 2003.

         Gross Profit
         ------------

The Company's gross profit was $246,780 or 36.1% for the three months ended December 31, 2002 versus $20,375 or 46.7% for the three months ended December 31, 2001. The $226,405 increase in gross profit is a result of the Company's acquisition of the Cobra business segment in April 2002. The decrease in percent gross profit for three months ended December 31, 2002 is attributable to the fact that the gross margins are lower from revenues generated by Cobra Vision lens sales than from FB Optical refurbished equipment sales.

         Costs and Expenses
         ------------------

The Company's increase in revenues for the quarter ended December 31, 2002 as compared to the same period ended December 31, 2001 resulted in higher total costs, as costs of sales increased from $23,241 to $437,464, or an increase of $414,223. The increase is a result of the Company's acquisition of the Cobra business segment in April 2002. Selling, general and administrative expenses for the three-month period ended December 31, 2002 increased $810,921 from $104,452 to $915,373. The increase is attributable to the Company's acquisition of the Cobra business segment in April 2002 and the pre-launch expenses related to commercialization of NexGen casting equipment, supplies and materials. Research and development expenditures for the three-month period December 31, 2002 were $370,000 as compared to no research and development costs during the same period in 2001. The increase in research and development costs is attributable to the Company's acquisition of the Cobra business segment in April 2002 and is related to research and development of casting equipment, supplies and materials. The FB business segment has not historically incurred research and development costs. Depreciation and amortization expense for the three-month period ended December 31, 2002 decreased $21,727 from $33,988 to $12,261. This decrease is mostly due to the adoption of FAS 142 in fiscal year 2002; the Company ceased recording amortization and recorded a one-time, non-cash charge of approximately $300,528 to reduce the carrying value of its goodwill related to the purchase of FB during the fourth quarter of fiscal year 2002.. The Company incurred $18,638 of interest expense during the three months ended December 31, 2002 as a result of the debt assumed in connection with the Company's acquisition of Cobra in April 2002.

The Company has increased staff, research and development and sales marketing expenses to support the NexGen lens casting and NexGen lens casting supplies and materials planned for launch in the second quarter of 2003. The Company plans to continue to increase operating expenses but expects to manage these expenses to allow the Company to turn profitable during the fourth quarter of 2003. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

         Net Loss
         --------

Our net loss for the quarter ended December 31, 2002 was $1,069,492 in contrast to $131,942 for the quarter ended December 31, 2001. The $937,550 increase in net loss was due to the Company's acquisition of Cobra in April 2002 and the increased staff, research and development and sales marketing expenses to support the NexGen lens casting systems and NexGen lens casting supplies and materials launch planned for the second quarter of 2003.

Our net loss per common share (basic and diluted) was $(0.08) for the period ended December 31, 2002 and $(0.03) for the period ended December 31, 2001. The weighted average number of outstanding shares was 13,378,333 for the period ended December 31, 2002 and 4,968,333 for the period ended December 31, 2001.


Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, the Company had a working capital deficit of $4,071,023. The Company generated a deficit in cash flow from operations of $1,273,166 for the three-month period ended December 31, 2002. The deficit in cash flow from operating activities for the three month period ended December 31, 2002 is primarily attributable to the Company's net loss from operations of $1,069,492 adjusted for depreciation and amortization of $12,261, compensation expense on options granted to consultants of $35,948, a decrease in accounts receivable of $11,419 and a decrease in accounts payable of $36,447. To support increased sales of lenses and the launch of NexGen lens casting systems, prepaid expenses increased $135,790 and inventory increased $91,083.

Cash flows used in investing activities for the three-month period ended December 31, 2002 consisted of $288,871 of fixed asset purchases.

The Company met its cash requirements during the period through proceeds from the issuance of Class A common stock of $1,892,750. During the period, the Company paid $99,341 to reduce the outstanding balance of its line of credit. This resulted in net cash provided by financing activities of $1,793,409.

Our current liabilities substantially exceed our current assets and we are dependent upon the sale of our Class A common stock and other securities to pay our liabilities and expand our business.

In order to provide working capital, we have commenced another private placement of up to $2,500,000 through a New York-based investment banker. Additionally, the investment banker has initiated discussions with major institutional investors to raise up to $15,000,000 from the sale of securities. There are no assurances the Company will be successful in raising the funds required in both of these proposed offerings. Our current bank has extended our current line of credit until February 18, 2003. We are not able to borrow any further funds from the current bank to meet our working capital needs. We are attempting to refinance this line of credit with another bank in order to obtain more permanent financing and remove the guarantor from the existing line of credit. An affiliate of the above referenced investment banker has agreed, together with our chief executive officer, to guarantee this new line of credit.


Forward-Looking Statements
--------------------------

The statements in this Report relating to our expectations about Cobra Vision's launching the commercialization of its lens casting systems, its anticipated growth in lens sales and significant sales from our new lens casting systems and supplies, future profitability, the modification of the Company's line of credit and removal of the guarantor and our raising capital from the sale of securities are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) general domestic and international economic and business conditions including political unrest, currency fluctuations and tariffs, (2) increased competition in the Company's markets and products, (3) the willingness of the new bank to extend a credit line on acceptable terms, (4) our investment bankers' ability to sell our securities and (5) our ability to commercialise our products.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.




ITEM 3.  CONTROLS AND PROCEDURES


Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

     There were no significant changes in the our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.


PART II                OTHER INFORMATION

Item 1.     Legal Proceedings

            None


Item 2.     Changes in Securities and Use of Proceeds

          (a) None

          (b) None

     (c) During the three months ended June 30, 2002, we issued Units to the following individuals:


---------------------------- ------------------------------------- --------------------- --------------------------
           Date                              Name                    Number of Units           Consideration
---------------------------- ------------------------------------- --------------------- --------------------------
---------------------------- ------------------------------------- --------------------- --------------------------
October 2, 2002              Arthur Alpert                                  1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 2, 2002              Joanne Carcano & James Carcano III,            2                              $50,000
                             JTROS
---------------------------- ------------------------------------- --------------------- --------------------------
October 2, 2002              Barry Davis                                    8                             $200,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 2, 2002              Harvey Glicker                                 2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 2, 2002              William Hogeland                               1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 2, 2002              Jordan Josephson, M.D.                         1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 2, 2002              Edward L. Mercaldo                             2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 2, 2002              Mark & Susan Ryan                              1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 31, 2002             Spencer Armour III                             2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 31, 2002             Eddie and Cynthia Davis                        1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 31, 2002             Dufu Deng                                      1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 31, 2002             Carol Duncan                                   1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 31, 2002             George M. Hover                                2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 31, 2002             Jack and Eitan Oved                            1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
October 31, 2002             Sal J. Pagano                                  1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 13, 2002            Artco Enterprises, Inc                         1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 13, 2002            Mark P. Durante                               1/2                             $12,500
---------------------------- ------------------------------------- --------------------- --------------------------
November 13, 2002            Dr. Harvey Glicker                             1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 13, 2002            Mike Ismail                                    2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 13, 2002            R.F. Lafferty & Co. Pension Profit             4                             $100,000
                             Sharing Plan f/b/o Henry Hackel
---------------------------- ------------------------------------- --------------------- --------------------------
November 13, 2002            Alan Miller                                    1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 13, 2002            Jamie M. Nugent                                2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 13, 2002            Roger G. Schwarz                              1/2                             $12,500
---------------------------- ------------------------------------- --------------------- --------------------------
November 13, 2002            Gerald D. Yanowitz                             1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 20, 2002            Bluefin Partners                               2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 20, 2002            Jamie Nugent                                   1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 20, 2002            Raymond & Mariann Nugent                       1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 20, 2002            Martin Rall                                    1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 27, 2002            BASE Partners Ltd.                             1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 27, 2002            Dufu Deng                                      1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 27, 2002            Goldstrand Investments                         5                             $125,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 27, 2002            Adam Marek                                     1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 27, 2002            NRG Holdings Pty Ltd.                          1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 27, 2002            Neal J. Polan                                  1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 27, 2002            Sarphil Investments                            1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------


---------------------------- ------------------------------------- --------------------- --------------------------

November 27, 2002            Tinni Management Consulting                    1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
November 27, 2002            Maiden Meadows Pastoral P/C Atf.               1                              $25,000
                             Wise Family Super Fund
---------------------------- ------------------------------------- --------------------- --------------------------
November 27, 2002            Bruce C. Witter                                2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Jose Lorenzo Arzuaga                           3                              $75,000
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Blue Fin Partners                              1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Jose Luis Collazo                              4                             $100,000
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Heriot Holdings Limited                        4                             $100,000
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Shirley Ladd                                 1 1/2                            $37,500
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Max Capital Holdings                           1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Robert B. Palmer                               1                              $25,000
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Jorge Ramirez de Arellano                      2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            John Rick                                     1/2                             $12,500
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Taghmen Ventures, Ltd.                         2                              $50,000
---------------------------- ------------------------------------- --------------------- --------------------------
December 12, 2002            Philip R. Thomas                               4                             $100,000
---------------------------- ------------------------------------- --------------------- --------------------------

---------------------------- ------------------------------------- --------------------- --------------------------

---------------------------- ------------------------------------- --------------------- --------------------------

---------------------------- ------------------------------------- --------------------- --------------------------


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None



Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit No.
             3.1      Amendment to Bylaws

         (b) Reports on Form 8-K. None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NexGen Vision, Inc.
                                                (Registrant)


Date: February 13, 2003                         By: /s/  Gary Lafferty
-------------------------                       -----------------------------
                                                Gary Lafferty
                                                Chief Executive Officer

Date:  February 13, 2003                        By: /s/  Jack Wissner
-------------------------                       -------------------------------
                                                Jack Wissner
                                                Vice President of Administration
                                                (Principal Financial Officer)


                                  CERTIFICATION

I, Gary Lafferty, certify that:

     1.   I have reviewed this report on Form 10Q-SB of NexGen Vision, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
          c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February 13, 2003                           /s/ Gary Lafferty
                                                    ------------------
                                                    Gary Lafferty
                                                    Principal Executive Officer

                                  CERTIFICATION

I, Jack Wissner, certify that:

     1.   I have reviewed this report on Form 10-QSB of NexGen Vision, Inc.;

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

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February 13, 2003                     /s/ Jack Wissner
                                              ------------------
                                              Jack Wissner
                                              Vice President of Administration
                                             (Principal Financial Officer)