Form 10QSB
period 2003-03-31
NEXGEN VISION INC
filed 2003-05-20
CIK 1124111

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.



                        Commission file number 333-46682


                               NEXGEN VISION, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     87-0659918
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

      Securities registered pursuant to Section 12 (g) of the Act: Class A
                         Common Stock, $ .001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of May 14, 2003 , the Registrant had 6,881,785 shares of Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                               NEXGEN VISION, INC.


                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2003


                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                        March 31, 2003 and September 30, 2002

                  Condensed Consolidated Statements of Losses:
                        Three and Six Months Ended March 31, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows:
                        Six Months Ended March 31, 2003 and 2002

                  Notes to Condensed Consolidated Financial Statements:

                                 March 31, 2003

     Item 2.  Management Discussion and Analysis

     Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of March 31, 2003 and for the three months and six months ended March 31, 2003 and March 31, 2002 have been prepared by NexGen Vision, Inc., a Delaware corporation. The Condensed Consolidated Financial Statements as of September 30, 2002 are audited.

                                                 NEXGEN VISION, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            March 31, 2003      September 30, 2002
                                                                             (Unaudited)             (Audited)
                                     ASSETS

          CURRENT ASSETS:
              Cash                                                          $     81,340          $     2,407
              Accounts receivable, net of allowance of doubtful
          accounts of $30,000 and $39,000 at March 31, 2003 and
          September 30, 2002, respectively                                       370,160              361,226
              Prepaid expense                                                    109,168                  875
              Inventory, net                                                     385,798              532,377
                                                                            ------------          -----------
                   Total current assets                                          946,466              896,885

              Property, plant and equipment, net of accumulated
          depreciation of $50,666 and $22,165 at March 31, 2003 and
          September 30, 2002, respectively                                       607,789              183,881

              Goodwill                                                         3,170,436            3,170,436
              Other intangibles, net of accumulated amortization of                2,116                2,216
          $884 and $784 at March 31, 2003 and September 30, 2002,
          respectively
              Other non-current assets                                             3,000                1,000
                                                                            ------------          -----------
                                                                               3,175,552
                                                                                                    3,173,652

                                                                            $  4,729,807          $ 4,254,418
                                                                            ============          ===========
               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES:
             Cash disbursed in excess of available funds                    $          -          $    38,409
             Accounts payable and accrued expenses                             4,511,625            3,951,866
             Notes payable                                                     1,360,478            1,010,229
             Line of credit                                                            -              550,000
                                                                            ------------          -----------
                   Total current liabilities                                   5,872,103            5,550,504


          Commitments and Contingencies

          DEFICIENCY IN STOCKHOLDERS' EQUITY:
          Preferred stock, par value $ 0.0001 per share, 10,000,000 shares authorized, none issued and outstanding at March 31, 2003 and September 30, 2002


          Class A common stock, par value $ 0.001 per share;
          50,000,000 shares authorized, 6,784,285 and 4,570,000 shares
          issued and outstanding at March 31, 2003 and September 30,               6,784
          2002, respectively                                                                            4,570
          Class B common stock, par value $ 0.001 per share; 7,700,000 shares authorized; 7,700,000 shares issued and outstanding
          at March 31, 2003 and September 30, 2002                                 7,700                7,700
          Additional paid in capital                                           4,950,479            2,745,495
          Common stock subscription                                              234,428                    -
          Deferred compensation                                                 (163,920)             (60,390)
          Accumulated deficit                                                 (6,177,767)          (3,993,461)
                                                                            ------------          -----------
                 Total Deficiency in Stockholders' Equity                    (1,142,296)           (1,296,086)
                                                                            ------------          -----------
                                                                            $  4,729,807          $ 4,254,418
                                                                            ============          ===========

 See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                            Three Months Ended March 31,      Six Months Ended March 31,
                                                2003            2002             2003            2002
                                                ----            ----             ----            ----

       REVENUES:
    Net sales                                $    776,146    $     63,438    $  1,460,390    $    107,054
    Cost of sales                                 510,388           8,322         947,852          31,563
                                             ------------    ------------    ------------    ------------
          Gross Profit                            265,758          55,116         512,538          75,491


OPERATING EXPENSES:
   Selling, general and administrative          1,057,334          87,792       1,972,707         192,244
   Research and development                       300,000               -         670,000               -
   Impairment of Assets                                 -               -               -           5,231
   Depreciation and amortization                   16,240                          28,501          33,988
                                             ------------    ------------    ------------    ------------

   Total Operating Expenses                    (1,373,574)        (87,792)     (2,671,208)       (231,463)

            LOSS FROM OPERATIONS               (1,107,816)        (32,676)     (2,158,670)       (155,972)

   Interest (expense), net                         (6,998)            (14)        (25,636)         (8,660)


Net (loss) income before income taxes
                                               (1,114,814)        (32,690)     (2,184,306)       (164,632)
Income (taxes) benefit
                                                        -               -               -               -
                                             ------------    ------------    ------------    ------------

              NET (LOSS) INCOME              $ (1,114,814)   $    (32,690)   $ (2,184,306)   $   (164,632)
                                             ============    ============    ============    ============

Net loss per common share (basic and
assuming dilution)                           $      (0.08)   $      (0.00)   $      (0.16)   $      (0.03)

Weighted average common shares outstanding     14,403,016       6,970,000      13,867,341       5,969,167


 See accompanying footnotes to the unaudited condensed consolidated financial statements


                               NEXGEN VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months Ended March 31,
                                                         2003           2002
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(2,184,306)   $(164,632)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                              28,501       33,988
Compensation expense on options granted to
consultants                                                35,948            -
Miscellaneous expense                                          94        6,839
Impairment of assets                                            -        5,231
Common stock issued to founders                                 -        1,813
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES
IN:
Accounts receivable, net                                   (8,934)       8,022
Prepaid expenses                                         (110,293)          50
Inventory                                                 146,579            -
Accounts payable and accrued expenses                     521,351         9,339
                                                      -----------    ---------
Net cash provided by (used in) operating activities    (1,571,060)     (99,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                 (452,409)           -
                                                      -----------    ---------
Net cash used in investing activities                    (452,409)           -
                                                      -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock, net
                                                        2,067,725      112,500
Cash provided by issuance of stock subscription           234,428            -
Cash provided by issuance of debt                         350,249            -
Payments of Line of Credit, net                          (550,000)           -
                                                      -----------    ---------
Net cash provided by financing activities               2,102,402      112,500
                                                      -----------    ---------

Net increase (decrease) in cash and cash
equivalents                                                78,933       13,150
Cash and cash equivalents at beginning of period            2,407        6,844
                                                      -----------    ---------
Cash and cash equivalents at end of period            $    81,340    $  19,994
                                                      ===========    =========

       See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months Ended March 31,
                                                        2003           2002
                                                        ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest                 $   18,980      10,840
Cash paid during the year for income taxes                      -           -
   Common stock issued in exchange for
   Acquisitions                                                 -       4,357
   Common stock options issued in exchange for
services                                                   35,948           -
Acquisition :
    Assets acquired                                             -     404,831
    Goodwill and other intangible assets                        -    (199,943)
     Liabilities assumed                                        -    (200,531)
    Common stock issued                                         -      (4,357)
    Additional paid-in-capital                                  -           -
    Net cash paid for acquisition                       $       -   $     $ -
                                                        =========   =========





       See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

NOTE  1.  BASIS  OF  PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.



BASIS OF PRESENTATION

NexGen Vision, Inc. (the "Company", "Registrant" or "NexGen"), is incorporated under the laws of the State of Delaware. The Company is engaged, through its wholly-owned subsidiary, Cobra Vision, Inc ("Cobra"), in the distribution of ophthalmic polycarbonate lenses used in eyeglasses. Through its wholly-owned subsidiary, FB Optical Manufacturing, Inc. ("FB"), the Company refurbishes used optical equipment for resale to customers in the United States and developing markets located outside the United States. In addition to lens sales and distribution, the Company also conducts operations in research and development, in casting and print coat sales, in photochromic lens distribution, and in licensing proprietary technologies relating to the ophthalmic field.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, FB Optical Manufacturing, Inc. and Cobra Vision, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted both the annual disclosure and interim provisions of SFAS No. 148 in its financial reports for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at March 31, 2003 and 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


NOTE B - ACQUISITIONS

In connection with a corporate restructuring, FB became a majority owned subsidiary of the Company in November 2001. The Company issued an aggregate of 4,357,500 shares of the Company's Class B common stock with a par value of $0.001 per share in exchange for 2,970,000 shares of FB 's issued and outstanding common stock, representing 99% of the FB shares issued and outstanding. In March 2003, FB became a wholly-owned subsidiary when a significant shareholder of the Company contributed the remaining 1% ownership interest of FB to the Company.

On October 20, 2001, the Company acquired an 18.75% interest in Cobra Vision, Inc. ("Cobra") by exchanging 1,200,000 shares of the Company's class B common stock and executing a promissory note to the President of Cobra in the amount of $92,000 for 700 shares of Cobra's common stock. In April 2002, the Company acquired the balance of Cobra by issuing notes aggregating $1,000,000 to the remaining shareholders of Cobra in exchange for all of their shares.


NOTE C - COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENT

In April 2002, the Company executed a License Agreement with Technology Resource International Corporation ("TRIC"), a research and development company experienced in the development of a variety of areas of ophthalmic lens technology and the inventor and owner of a proprietary method for high-speed manufacture of spectacle lenses. TRIC granted the Company a non-exclusive, non-transferable worldwide license to all intellectual property rights related to spectacle lens equipment, products, accessories, and supplies in exchange for 1,100,000 shares of the Company's Class A common stock valued at $1,000,000, and minimum annual royalties equal to the greater of 25% of gross profit or $350,000 per year, commencing in fiscal year 2003. The total value of the shares issued of $1,000,000 was charged to license fee expense during the year ended September 30, 2002. Effective July 1, 2003, the Company is also required to pay minimum annual royalty fees of $350,000 per year, against higher royalties from sales of the licensed technologies for the life of any patents used by the Company in casting and print coating products or processes. Other royalty payments required include 25% of the gross profits derived from the sale of TRIC intellectual property licensed to the Company and 75% of any royalties, fees or other payments excluding fees relating to the sale of equipment and other tangible properties received from unaffiliated third parties. The Company was not obligated to make royalty payments under the License Agreement as of March 31, 2003.

RESEARCH AND DEVELOPMENT AGREEMENT

Effective September 1, 2002, the Company entered into an extended agreement with TRIC agreeing to pay it $100,000 per month as a research and development fee for a period of three years ending August 30, 2005. The Company may terminate the R&D Agreement after July 1, 2005 by a 90 day written notice. TRIC may charge a late payment fee of one percent per month on all past due balances. For the six months ended March 31, 2003, the Company paid $670,000 for research and development fees.


NOTE D - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of class A common stock with a par value of $.001 per share. As of March 31, 2003, the Company has issued and outstanding 6,784,285 shares of class A common stock. The Company is authorized to issue 7,700,000 shares of class B common stock with a par value of $.001 per share. As of March 31, 2003, the Company has issued and outstanding 7,700,000 shares of class B common stock. The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.0001 per share. There are no preferred shares outstanding at March 31, 2003. (see Note G).

In September 2002, the Company entered into a stock placement agreement with Jesup & Lamont Securities Corporation. ("Jesup"). Under this agreement Jesup agreed to sell a maximum of 72 units for $25,000 per unit in a private placement to accredited investors. Each unit was comprised of 25,000 shares of Class A Common Stock and 12,500 redeemable Class A Warrants, exercisable at $3.00 per share ("the Warrants"). The Warrants are exercisable for two years commencing on the earlier of one year after the date that the unit was purchased or the effective date that the Company completes a registration with the SEC. As a commission, NexGen agreed to pay Jesup cash of $2,250 for each unit sold and 1/10 of an option to purchase a unit for each unit sold. Each option may be exercised for one stock unit at an exercise price of $27,500 per unit. The options are exercisable on December 12, 2002 and expire on December 11, 2007.

In the Jesup private placement, the Company sold 84 units in the quarter ended December 31, 2002, resulting in proceeds of $1,892,750, net of offering costs of $207,250. The Company also issued options to Jesup to purchase 7.5 units.

The Company recorded a compensation charge of $35,948 related to the options issued to Jesup to purchase 7.5 units in the unaudited condensed consolidated statement of losses for the three months ended December 31, 2002. The estimated value of the options granted to consultants was determined using the Black-Scholes pricing model and the following assumptions: contractual term of five years, a risk free interest rate of 1.44%, a dividend yield of 0% and volatility of 2%.

In January 2003, the Company issued options to purchase three units (see above) exercisable at $27,500 per unit to a third party guarantor for refraining from taking action on a defaulted pledge agreement (see Note F). The options are exercisable for two years beginning at the earlier of the effectiveness of a registration statement with the SEC or one year from the date of issuance. The Company recorded deferred compensation of $103,530 related to the issuance of these options. The estimated value of these options was determined using the Black-Scholes pricing model and the following assumptions: contractual term of three years, a risk free interest rate of 1.25%, a dividend yield of 0% and volatility of 1%.

In March 2003, the Company issued 114,285 shares of restricted Class A common stock at $1.53 per share for total net proceeds of $174,975.

In March 2003, the Company issued a common stock subscription for 22,500 shares of restricted Class A common stock at $1.53 per share for total net proceeds of $34,428. The shares were issued in April 2003 (see Note G). The Company also commenced a new private placement through Jesup and in March 2003 sold two units, each unit consisting of 50,000 shares of Series A convertible preferred stock and warrants to purchase 20,000 shares of Class A common stock, exercisable at $3.00 per share. The units were sold at $100,000 per unit for total proceeds of $200,000. The conversion rate for the convertible preferred stock is 1.5 shares of Class A common stock for each share of preferred stock. The warrants are exercisable for two years beginning at the earlier of the effectiveness of a registration statement with the SEC or one year from the date of issuance. The shares and warrants were issued in April 2003.


NOTE E - SEGMENT INFORMATION

The  Company's  two  reportable   segments  are  managed   separately  based  on
fundamental differences in their operations. During 2003 and 2002, the Company operated in the following two reportable segments:

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

                                                      Six Months Ended
                                                         March 31,
                                                  2003               2002
                                                  ----               ----
         NET SALES TO EXTERNAL CUSTOMERS:
FB Optical                                        $    59,437    $   107,054
Cobra Vision                                        1,400,953             --
All Other                                                  --             --
                                                  -----------      ---------
    TOTAL SALES TO EXTERNAL CUSTOMERS             $ 1,460,390    $   107,054
                                                  ===========    ===========

DEPRECIATION AND AMORTIZATION:
FB Optical                                        $        --    $    33,988
Cobra Vision                                           28,501             --
All Other                                                  --             --
                                                  -----------      ---------
   TOTAL DEPRECIATION AND AMORTIZATION            $    28,501    $    33,988
                                                  ===========    ===========

GENERAL AND ADMINISTRATIVE EXPENSE:
FB Optical                                        $   121,544    $   116,332
Cobra Vision                                        1,239,837             --
All Other                                             611,326         75,912
                                                  -----------      ---------
   TOTAL GENERAL AND ADMINISTRATIVE EXPENSE       $1, 972,707    $   192,244
                                                  ===========    ===========

CAPITAL EXPENDITURES:
FB Optical                                        $        --    $        --
Cobra Vision                                          452,409             --
All Other                                                  --             --
                                                  -----------      ---------
  TOTAL CAPITAL EXPENDITURES                      $   452,409    $        --
                                                  ===========    ===========

OPERATING (LOSSES):
FB Optical                                        $   (95,190)   $   (80,060)
Cobra                                                (782,154)            --
All Other                                          (1,281,326)       (75,912)
                                                  -----------      ---------
   TOTAL SEGMENT OPERATING LOSSES                 $(2,158,670)   $  (155,972)
                                                  ============   ===========


SEGMENT ASSETS:
FB Optical                                        $    66,504    $   190,996
Cobra Vision                                        4,624,872             --
All Other                                              38,431        205,620
                                                  -----------      ---------
    TOTAL SEGMENT ASSETS                          $ 4,729,807    $   396,616
                                                  ===========    ===========

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                           Six Months Ended
                                               March 31,
                                        2003          2002
                                        ----          ----
 NET SALES TO EXTERNAL CUSTOMERS:
United States                         $1,449,364   $   85,797
China                                         --        1,038
Venezuela                                  1,950           --
Russia                                        --       20,219
Sri Lanka                                  7,976           --
Kiev
                                                   ----------
                                           1,100           --
                                      ----------   ----------
  TOTAL SALES TO EXTERNAL CUSTOMERS   $1,460,390   $  107,054
                                      ==========   ==========

ASSETS:
United States                         $4,729,807      396,616
China                                         --           --
Russia                                        --           --
Kiev                                          --
                                      ----------   ----------
                                                   ----------
   TOTAL ASSETS                       $4,729,807   $  396,616
                                      ==========   ==========




NOTE F - NOTES PAYABLE

Notes Payable at March 31, 2003 and September 30, 2002 were as follows:

                                                                              March 31,       September
                                                                               2003           30, 2002
Series of advances unsecured and payable on demand to
Company officer, accrues interest at 0% per annum, matures
on January 1, 2003.                                                        $   10,229      $    10,229
Bank Line of Credit, secured by receivables,  inventory,
property, plant,  equipment,  and  life  insurance  on
the  Company's  Chief Executive  Officer,  guaranteed  by
third  party (see Note D), line cannot  exceed  $550,000,
accrues  interest  at an annual  rate of prime plus 1 %, to
be repaid by December 5, 2002.                                                      -          550,000
Note payable to an individual related to the purchase of Cobra
Vision and to the payment of the line of credit on the Company's behalf, subordinate to the Bank Line of credit, payable on demand
and accruing interest at 0% per annum.                                      1,350,249        1,000,000
                                                                            ---------        ---------

                                                                            1,360,478        1,560,229
Less: current portion                                                      (1,360,478)      (1,560,229)
                                                                          -----------      -----------
                                                                          $         -      $         -
                                                                          ===========      ===========


NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

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

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the three months and six months ended March 31, 2003 and 2002:



                                                    Three Months Ended,                          Six Months Ended,
                                                2003                  2002                   2003                 2002
                                        -------------------------------------------- ------------------------------------------

Net (loss)                                    $   (1,114,814)        $     (32,690)        $   (2,184,306)      $    (164,632)

Adjustments:

                                                                                                         -              33,988
Amortization of goodwill                                    -                     -

                                                                                                         -                   -
Impairment of goodwill                                      -                     -

Adjusted net (loss)                           $   (1,114,814)       $      (32,690)        $   (2,184,306)      $    (130,644)

Shares used to compute basic and
  diluted net loss per common share                14,403,016             6,970,000             13,867,341           5,969,167

Adjusted basic and diluted net loss
  per common share                            $        (0.08)       $        (0.00)       $         (0.16)      $       (0.02)
                                             =================      ================      =================     ===============

Reported basic and diluted net loss

  per common share                            $        (0.08)       $        (0.00)       $         (0.16)      $       (0.03)
                                             =================      ================      =================     ==============



NOTE H - SUBSEQUENT EVENTS


In April 2003, the guarantor of our previous line of credit converted $675,000 of debt to 337,500 shares of the Company's Series A convertible preferred stock. He also received warrants to purchase 135,000 shares of Class A common stock exercisable at $3.00 per share.

In April 2003, the Company issued 22,500 shares of restricted Class A common stock that were previously subscribed (sse Note D). The Company also issued 100,000 shares of Series A convertible preferred stock that were previously subscribed (see Note D). In connection with the Series A convertible preferred stock subscription, the Company issued warrants to purchase 40,000 shares of Class A common stock at an exercise price of $3.00 per share (see Note D).

In April 2003, ARB Investment Enterprises, Ltd. ("ARB") converted 75,000 shares of Class B common stock to 75,000 shares of Class A common stock.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follow this section.

     We own two subsidiaries that provide products and services to the ophthalmic lens industry. Our principal subsidiary, Cobra Vision, Inc. has distributed ophthalmic lenses, primarily of polycarbonate lenses for over three years. More recently, Cobra Vision has obtained a worldwide license to a relatively small and inexpensive proprietary prescription lens casting system. This lens casting system will permit commercial customers to rapidly manufacture photochromic and clear lenses. We are in the process of launching the commercialization of these items and expect to deliver the first systems during the third quarter of 2003. We entered into a three-year supply agreement with Corning, Inc. Corning will supply Cobra Vision with its SunSensors plastic sun-sensitive material used in connection with our lens casting systems to manufacture photochromic lenses which darken in sunlight. Our other subsidiary, FB Optical Manufacturing, Inc., refurbishes and sells used optical equipment. Cobra Vision generates our primary revenues.

     We received a purchase order for three production lens casting units from NRG Optical Laboratories of Australia. In addition, we signed a non-binding letter of intent that assigns exclusive distribution rights to NRG Optical Laboratories for Australia and New Zealand. The exclusivity is tied to minimum purchase requirements beginning in 2003 and escalating through 2005.

     NRG is a proposed joint venture in which we would own a 21.25% interest. We are currently negotiating a definitive Distribution Agreement and are waiting to review the Joint Venture Agreement. The purchase order is subject to execution of these Agreements. There can be no assurances that we will execute these Agreements or obtain the necessary financing to implement the purchase order.


Results of Operations

     The pro forma Income Statement information assumes we owned Cobra Vision and FB Optical as of October 1, 2001. We acquired Cobra Vision in April 2002 which accounts primarily for the significant difference in actual year-to-year comparisons. We are using the pro forma information because it provides us a more accurate comparison of our results of operations between the current and prior fiscal year. We believe investors will be misled without the pro forma information.

------------------------- -------------------- ------------------- --------------------- --------------------
                             Actual Three            Actual Three          Pro Forma         Pro Forma
                             Months Ended            Months Ended         Three Months      Three Months
                             March 31, 2003          March 31, 2002          Ended          Ended March 31,
                                                                         March 31, 2003        2002
------------------------- -------------------- ------------------- --------------------- --------------------
Revenues                     $   776,146             $    63,438          $   776,146          $   622,118
-----------------------      -----------             -----------          -----------          -----------
Selling, general and
administrative expenses      $ 1,057,334             $    87,792          $ 1,057,334          $   574,678
-----------------------      -----------             -----------          -----------          -----------
Research and
development expenses         $   300,000             $         0          $   300,000          $    50,000
-----------------------      -----------             -----------          -----------          -----------
(Net loss)                   $(1,114,814)            $   (32,690)         $(1,114,814)         $  (400,060)
-----------------------      -----------             -----------          -----------          -----------
(Net loss per share)         $     (0.08)            $     (0.00)         $     (0.08)         $     (0.06)
-----------------------      -----------             -----------          -----------          -----------
------------------------- -------------------- ------------------- --------------------- --------------------

------------------------- -------------------- ------------------- --------------------- --------------------

------------------------- -------------------- ------------------- --------------------- --------------------
                           Actual Six Months   Actual Six Months        Pro Forma             Pro Forma
                            Ended March 31,     Ended March 31,      Six Months Ended     Six Months Ended
                                 2003                 2002            March 31, 2003       March 31, 2002
------------------------- -------------------- ------------------- --------------------- --------------------
Revenues                     $ 1,460,390             $   107,054          $ 1,460,390          $   951,620
------------------------- -------------------- ------------------- --------------------- --------------------
Selling, general and
administrative expenses      $ 1,972,707             $   192,244          $ 1,972,707          $ 1,385,079
------------------------- -------------------- ------------------- --------------------- --------------------
Research and
development expenses         $   670,000             $         0          $   670,000          $   300,000
------------------------- -------------------- ------------------- --------------------- --------------------
(Net loss)                   $(2,184,306)            $  (164,632)         $(2,184,306)         $(1,502,004)
------------------------- -------------------- ------------------- --------------------- --------------------
(Net loss per share)         $     (0.16)            $     (0.03)         $     (0.16)         $     (0.25)
------------------------- -------------------- ------------------- --------------------- --------------------

------------------------- -------------------- ------------------- --------------------- --------------------

------------------------- -------------------- ------------------- --------------------- --------------------

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Our revenues were $776,146 for the three-month period ended March 31, 2003 compared to $63,438 for the same period ended March 31, 2002, an increase of $712,708. The increase is a result of our acquisition of Cobra Vision in April 2002. Cobra Vision revenues for the three months ended March 31, 2003 were $727,887. FB Optical generated $48,259 of revenue during the three month period ended March 31, 2003. Using the unaudited pro forma revenues of Cobra Vision and assuming we owned it as of October 1, 2001, our revenues for the three months ended March 31, 2002 would have been $622,118. We continue to experience steady growth in revenues in the polycarbonate and glass ophthalmic lens distribution business. If we obtain the necessary financing as described below, Cobra Vision anticipates continued growth in sales of distributed polycarbonate and glass ophthalmic lenses and expects significant sales to be generated from the sale of the NexGen lens casting systems and NexGen lens casting supplies and materials planned for launch in the third quarter of 2003.

     Our gross profit was $265,758 or 34.2% for the three months ended March 31, 2003 versus $55,116 or 86.9% for the three months ended March 31, 2002. The $210,642 increase in gross profit is a result of the Company's acquisition of Cobra Vision in April 2002. The decrease in percent gross profit for the three months ended March 31, 2002 is attributable to the fact that the gross margins are lower from revenues generated by Cobra Vision lens sales than from FB Optical refurbished equipment sales.

     Selling, general and administrative ("SG&A") expenses for the three-month period ended March 31, 2003 increased $969,542 from $87,792 to $1,057,334. The increase is attributable to our acquisition of Cobra Vision and the pre-launch expenses related to commercialization of NexGen casting equipment, supplies and materials. Research and development ("R&D") expenditures for the three-month period ended March 31, 2003 were $300,000 as compared to no R&D costs during the same period in 2002. The increase in R&D costs is attributable to our acquisition of Cobra Vision and is related to the research and development of casting equipment, supplies and materials. FB Optical has not historically incurred research and development costs. In addition, unaudited pro forma R&D costs for the three month period ended March 31, 2003 increased by $250,000 from the prior year three month period ended March 31, 2002. This increase is associated with the Research and Development Agreement ("R&D Agreement") we entered into with Technology Resource International in September 2001 and amended on April 10, 2002 and again on September 1, 2002 (see Note C). Depreciation and amortization expense for the three month period ended March 31, 2003 was $16,240 compared to no expense in the respective period in 2002. This increase was due to our acquisition of Cobra Vision in April 2002. Prior to the acquisition of Cobra Vision, we had no depreciable assets. We also incurred $6,998 of interest expense during the three months ended March 31, 2003 as a result of the debt assumed in connection with our acquisition of Cobra Vision.


     Our net loss for the three months ended March 31, 2003 was $1,114,814 in contrast to $32,690 for the three months ended March 31, 2002. The $1,082,124 increase in net loss was due to our acquisition of Cobra Vision and the increased staff, research and development and sales marketing expenses to support the NexGen lens casting systems and NexGen lens casting supplies and materials launch planned for the third quarter of 2003.

     Our net loss per common share (basic and diluted) was $(0.08) for the three month period ended March 31, 2003 and $(0.00) for the three-month period ended March 31, 2002. Using the unaudited pro forma net loss of Cobra Vision, and assuming we owned it as of October 1, 2001, our net loss per common share (basic and diluted) for the three months ended March 31, 2002 would have been $(0.06). The weighted average number of outstanding shares was 14,403,016 for the period ended March 31, 2003 and 6,970,000 for the period ended March 31, 2002.

     NexGen has increased staff, research and development and sales marketing expenses to support the NexGen lens casting and NexGen lens casting supplies and materials planned for launch in the third quarter of 2003. As NexGen continues to expand, it will incur additional costs for personnel. In order for NexGen to attract and retain quality personnel, it anticipates it will continue to offer competitive salaries and grant stock options to current and future employees.

     As the result of our need for cash and increasing sales of polycarbonate lenses, our inventory levels are lower than normal. Additionally, our primary supplier has only made limited shipments to us. This resulted in inventory levels that are lower than optimum. Cobra Vision inventory decreased by $237,662 from $573,460 at December 31, 2002 to $335,798 at March 31, 2003. Stocks of some items were depleted and customer orders of these items were placed on backorder.


SIX MONTHS ENDED MARCH 31, 2003 AND 2002

     Our revenues were $1,460,390 for the six months ended March 31, 2003 in contrast to $107,054 for the six months ended March 31, 2002. Using the unaudited pro forma revenues of Cobra Vision and assuming we owned it as of October 1, 2001, our revenues for the six months ended March 31, 2002 would have been $951,620 which includes $844,566 generated by Cobra Vision.

     Our gross profit margins were 35.1% for the six months ended March 31, 2003 versus 70.5% for the six months ended March 31, 2002. We believe this is attributable to the fact that the gross margins are lower from revenues generated by Cobra Vision than FB Optical. The unaudited pro forma financial information above does not reflect our cost of sales.

     Our SG&A expenses increased substantially to $1,972,707 during 2003 in contrast to $192,244 during fiscal 2002. Using the unaudited pro forma SG&A expenses of Cobra Vision and assuming we owned it as of October 1, 2001, our SG&A expenses for the six months ended March 31, 2002 would have been $1,385,079 which includes $1,192,835 generated by Cobra Vision. The increase was due primarily to the increase in labor costs, legal and accounting expenses associated with becoming a publicly-traded company, and increased travel expenses. In addition, during the six months ended March 31, 2003, we incurred R&D costs of $670,000 in contrast to none during the prior year six month period. These R&D expenses arose from the R&D Agreement mentioned above. In addition, unaudited pro forma R&D costs for the six month period ended March 31, 2003 increased by $370,000 from the prior year six month period ended March 31, 2002. This increase is associated with the R&D Agreement as well. Also, depreciation and amortization expense for the six month period ended March 31, 2003 decreased $5,487 from $33,988 to $28,501. This decrease was primarily due to the adoption of FAS 142 in fiscal year 2002 as we ceased recording
amortization   of  goodwill  and  recorded  a  one-time,   non-cash   charge  of
approximately $300,528 to reduce the carrying value of its goodwill related to the purchase of FB Optical during the fourth quarter of fiscal year 2002.

     Our net loss for the six months ended March 31, 2003 was $2,184,306 in contrast to $164,632 in fiscal 2001. However, if we had owned Cobra Vision as of October 1, 2001, our net loss would have been $1,502,004 for the six months ended March 31, 2002.

     Our net loss per common share (basic and diluted) was $(0.16) for the six months ended March 31, 2003 and $(0.03) for the six months ended March 31, 2002. Using the unaudited pro forma net loss of Cobra Vision, and assuming we owned it as of October 1, 2001, our net loss per common share (basic and diluted) for the six months ended March 31, 2002 would have been $(0.25).

     The weighted average number of outstanding shares was 13,867,341 for the six months ended March 31, 2003 and 5,969,167 shares for the six months ended March 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, our cash balance was $81,340 and we had a working capital deficit of $4,925,637. We generated a deficit in cash flow from operating activities for the six month period ended March 31, 2003 of $1,571,060. This deficit in cash flow from operating activities is primarily due to our net loss from operations of $2,184,306 adjusted for depreciation and amortization of $28,501, compensation expense on options granted to consultants of $35,948, a increase in accounts receivable of $8,934, a decrease in inventory of $146,579, and a increase in accounts payable of $521,351. In addition, to support increased sales of lenses and the launch of NexGen lens casting systems, prepaid expenses increased by $110,293.

     For the six-month period ended March 31, 2003, net cash used in investing activities was $452,409 in contrast to $0 in the prior year's six month period. This reflected capital expenditures incurred by Cobra Vision.

     For the six-month period ended March 31, 2003, net cash provided by financing activities was $2,102,402 in contrast to $112,500 in the prior year's six month period. This reflected cash obtained through our private placements.

     In order to satisfy current obligations, pay our ongoing expenses and to provide sufficient working capital to support the growth of our business and the lens casting systems as well as expand our supply of polycarbonate lenses, we are currently seeking to raise up to $2,500,000 from accredited investors and $18,000,000 from institutional investors through Jesup & Lamont Securities Corp. We have raised $300,000 through the sale of Series A Preferred Stock and warrants to accredited investor including $100,000 in May 2003. There can be no assurances that we will be able to raise substantial capital.

     Management believes that if we raise at least $3,000,000, sufficient capital will exist to fund its operations, capital expenditures, debt, and other obligations for the next 12 months. As of May 12, 2003, we have only $59,996 in remaining cash. We expect that if we do not receive any financing, we will have to restructure the business to continue operations. Nonetheless, we believe we will receive interim bridge financing in an amount to permit us to sustain our current operations. Additionally, based upon meetings we have had we believe that we will close the institutional financing during the third quarter. There can be no assurances that we will obtain the necessary financing.

     The independent auditors report on our September 30, 2002 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.


RELATED PARTY TRANSACTIONS

     In March 2003, Mr. Alberto Burckhardt and ARB Investment Enterprises, Ltd. exchanged a total of 75,000 of their shares of our Class B common stock for the remaining 1% of FB Optical, which they gifted to us.

     During the quarter ended March 31, 2003, we issued securities to the former guarantor of our line of credit on two occasions. First, in exchange for not declaring a default in removing him as a guarantor, we issued him an option to buy three units at $27,500 per unit. Each unit consisted of 25,000 shares of Class A common stock and 12,500 warrants, exercisable at $3.00 per share. The guarantor paid the $350,249 balance on our line of credit and then converted one-half of the $1,350,249 of total debt to equity in April. We issued the former guarantor 337,500 shares of Series A Convertible Preferred Stock and warrants to purchase 135,000 shares of Class A Common Stock. We also issued the former guarantor an option to purchase three units of our securities at $27,500 per unit on the same terms as the options discussed above. The former guarantor currently holds notes totaling $675,000. A payment of $100,000 was due on May 15, 2003 and the balance is due on October 1, 2003. Mr. Gary Lafferty, our chief executive officer, guaranteed payment of the notes and pledged 1,000,000 of his Class B shares. We expect to renegotiate the May 15th payment.

FORWARD-LOOKING STATEMENTS

     The statements in this Report relating to our expectations about Cobra Vision's launching the commercialization of its lens casting systems, its anticipated growth in lens sales and significant sales from our new lens casting systems and supplies, future profitability, our expectations about renegotiating the payments terms of notes payable to one of our creditors, and our raising capital from the sale of securities are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes",

"will" and similar words are used to identify forward-looking statements within the meaning of the Act.

     The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) general domestic and international economic and business conditions including political unrest, currency fluctuations and tariffs, (2) increased competition in our markets and products, (3) our investment bankers' ability to sell our securities and (4) our ability to commercialize our products.

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


PART II                OTHER INFORMATION

Item 1.     Legal Proceedings

            None


Item 2.     Changes in Securities and Use of Proceeds

          (a) None

          (b) None

During the three months ended March 31, 2003, the following persons and/or entities acquired shares of stock from us as set forth in the table below.

        Date         Name       Amount and Class of Securities Sold         Consideration

        03-10-2003   Sussex     114,285 Shares of Class A Common Stock         $175,000
                     Financial Group



        Item 3.  Defaults Upon Senior Securities

                 None

        Item 4.  Submission of Matters to a Vote of Security Holders

                 None



        Item 5.  Other Information

               Effective April 11, 2003, Mr. Hermann Burckhardt, president of NexGen, resigned as an officer, director and employee. Under the terms of his severance agreement, NexGen agreed to pay him his salary and benefits through March 31, 2004. Mr. Burckhardt agreed to waive the balance of his compensation due under his employment agreement and agreed to a non-compete agreement. Additionally, he entered into a voting agreement with Messrs. Gary Lafferty and Alberto Burckhardt, our other two principal stockholders. Copies of both agreements are filed as exhibits to this Report.


         Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits
                No. Description

               10.1 Severance Agreement with Hermann Burckhardt

               10.2 Voting Agreement

               99.1 Certification  of Gary  Lafferty  Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Jack Wissner Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K filed during the three months ended March 31, 2003.

                                    NONE

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NexGen Vision, Inc.
                                          (Registrant)


Date: May 19, 2003                              By: /s/  Gary Lafferty
-------------------------                       -----------------------------
                                                Gary Lafferty
                                                Chief Executive Officer

Date: May 19, 2003                              By: /s/  Jack Wissner
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


Dated:  May 19, 2003                             /s/ Gary Lafferty
                                                 ------------------
                                                 Gary Lafferty
                                                 Principal Executive Officer

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


Dated:  May 19, 2003                            /s/ Jack Wissner
                                                ------------------
                                                Jack Wissner
                                                Vice President of Administration
                                                (Principal Financial Officer)