Form 10QSB
period 2003-06-30
NEXGEN VISION INC
filed 2003-09-24
CIK 1124111

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.




                        Commission file number 333-46682


                               NEXGEN VISION, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     87-0659918
            --------                                     ----------
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

         As of September 22, 2003, the Registrant had 6,881,785 shares of Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               NEXGEN VISION, INC.


                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2003


                                Table of Contents

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets:
          June 30, 2003 and September 30, 2002 (audited)

       Condensed Consolidated Statements of Losses:
          Three and Nine Months Ended June 30, 2003 and 2002

       Condensed Consolidated Statements of Cash Flows:
          Nine Months Ended June 30, 2003 and 2002

       Notes to Condensed Consolidated Financial Statements:

          June 30, 2003

   Item 2.  Management Discussion and Analysis

   Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of June 30, 2003 and for the three months and nine months ended June 30, 2003 and June 30, 2002 have been prepared by NexGen Vision, Inc., a Delaware corporation. The Condensed Consolidated Financial Statements as of September 30, 2002 are audited.


                                           NEXGEN VISION, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,     September 30,
                                                                               2003            2002
                                                                           -------------   -------------
                                                                            (Unaudited)      (Audited)
                                    ASSETS
CURRENT ASSETS:
  Cash                                                                     $    181,639    $      2,407
  Accounts receivable, net of allowance of doubtful accounts of $30,000
    and $39,000 at June 30, 2003 and September 30, 2002, respectively           202,100         361,226
  Prepaid expenses                                                              117,882             875
  Inventory, net                                                                388,043         532,377
                                                                           -------------   -------------
       Total current assets                                                     889,664         896,885

 Property, plant and equipment, net of accumulated depreciation of
   $68,929 and $22,165 at June 30, 2003 and September 30, 2002,
   respectively                                                                 720,388         183,881
 Goodwill                                                                            --       3,170,436
 Other intangibles, net of accumulated amortization of $934 and $784 at
   June 30, 2003 and September 30, 2002, respectively                             2,066           2,216
 Other non-current assets                                                         3,000           1,000
                                                                           -------------   -------------
                                                                           $  1,615,118    $  4,254,418
                                                                           =============   =============
               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash disbursed in excess of available funds                              $         --    $     38,409
  Accounts payable and accrued expenses                                       5,400,593       3,951,866
  Notes payable (Note G)                                                        835,478       1,010,229
  Line of credit (Note G)                                                            --         550,000
                                                                           -------------   -------------
       Total current liabilities                                              6,236,071       5,550,504
  Commitments and Contingencies  (Note D)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
  Preferred stock, par value $ 0.0001 per share, 10,000,000 shares authorized, 487,500 and 0 shares issued and outstanding at
    June 30, 2003 and September 30, 2002, respectively                               49              --
  Class A common stock, par value $ 0.001 per share; 50,000,000 shares authorized, 6,881,785 and 4,570,000 shares issued and outstanding at
    June 30, 2003 and September 30, 2002, respectively                            6,882           4,570
  Class B common stock, par value $ 0.001 per share; 7,700,000 shares authorized; 7,625,000 and 7,700,000 shares issued and outstanding at
    June 30, 2003 and September 30, 2002                                          7,625           7,700
  Additional paid in capital                                                  5,856,306       2,745,495
  Deferred compensation                                                         (60,390)        (60,390)
  Accumulated deficit                                                       (10,431,425)     (3,993,461)
                                                                           -------------   -------------
       Total Deficiency in Stockholders' Equity                              (4,620,953)     (1,296,086)
                                                                           -------------   -------------
                                                                           $  1,615,118    $  4,254,418
                                                                           =============   =============

         See accompanying footnotes to the unaudited condensed consolidated financial statements


                                           NEXGEN VISION, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                (UNAUDITED)

                                              Three Months Ended June 30,      Nine Months Ended June 30,
                                                 2003             2002           2003             2002
                                             -------------   -------------   -------------   -------------
REVENUES:
    Net sales                                $    533,078    $    936,665    $  1,993,468    $  1,009,859
    Cost of sales                                 350,821         628,316       1,298,673         654,034
                                             -------------   -------------   -------------   -------------
          Gross Profit                            182,257         308,349         694,795         355,825


OPERATING EXPENSES:
   Selling, general and administrative            936,019       2,364,631       2,908,780       2,542,426
   Research and development                       300,000         400,000         970,000         400,000
   Impairment of Goodwill                       3,170,436              --       3,170,436              --
   Depreciation and amortization                   18,313         490,375          46,764         524,363
                                             -------------   -------------   -------------   -------------
   Total Operating Expenses                    (4,424,768)     (3,255,006)     (7,095,980)     (3,466,789)

            LOSS FROM OPERATIONS               (4,242,511)     (2,946,657)     (6,401,185)     (3,110,964)
                                             -------------   -------------   -------------   -------------
   Interest (expense), net                        (11,144)        (10,741)        (36,779)        (19,400)
                                             -------------   -------------   -------------   -------------
Net (loss) income before income taxes          (4,253,655)     (2,957,398)     (6,437,964)     (3,130,364)

Income (taxes) benefit                                 --              --              --              --
                                             -------------   -------------   -------------   -------------
              NET (LOSS) INCOME              $ (4,253,655)   $ (2,957,398)   $ (6,437,964)   $ (3,130,364)
                                             =============   =============   =============   =============
Net loss per common share (basic and
  assuming dilution)                         $      (0.29)   $      (0.28)   $      (0.46)   $      (0.30)

Weighted average common shares outstanding     14,503,285      10,398,889      14,079,322      10,398,889


          See accompanying footnotes to the unaudited condensed consolidated financial statements


                                    NEXGEN VISION, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 Nine Months Ended June 30,
                                                                    2003            2002
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(6,437,964)   $(3,130,364)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                     46,764        524,363
   Compensation expense on options granted to consultants            35,944             --
   Organization costs in connection with Cobra purchase                  --         12,132
   Common stock issued in connection with K-1 purchase                   --          7,700
   Organization costs in connection with K-1 purchase                    --         22,888
   Impairment of goodwill                                         3,170,436             --
   Allowance for doubtful accounts , net                             (9,000)            --
   Common stock issued to founders                                       --          1,813

INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
   Accounts receivable, net                                         168,126       (196,829)
   Prepaid expenses and other current assets, net                  (117,007)       (40,083)
   Inventory, net                                                   144,335        129,546
   Other non current assets, net                                     (1,850)            --
   Accounts payable and accrued expenses, net                     1,448,726      1,968,932
                                                                ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                            (1,551,490)      (699,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets, net                                   (583,271)       (25,922)
                                                                ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                              (583,271)       (25,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of cash disbursed in excess of available funds         (38,409)            --
   Proceeds from issuance of Class A common stock, net            2,102,153        900,860
   Cash provided by issuance of Series A preferred stock, net       300,000             --
   Cash provided by issuance of debt                                500,249             --
   Payments of Line of Credit, net                                 (550,000)            --
                                                                ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,313,993        900,860

Net increase (decrease) in cash and cash equivalents                179,232        175,306
Cash and cash equivalents at beginning of period                      2,407             --
                                                                ------------   ------------
Cash and cash equivalents at end of period                      $   181,639    $   175,036
                                                                ===========    ===========


  See accompanying footnotes to the unaudited condensed consolidated financial statements



                                 NEXGEN VISION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)
                                     (UNAUDITED)

                                                          Nine Months Ended June 30,
                                                              2003          2002
                                                          ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                    $    25,253   $    19,400
Cash paid during the year for income taxes                         --            --
Common stock issued in exchange for acquisitions                   --         4,357
Common stock options issued in exchange for services           35,944            --
Preferred stock issued upon conversion of notes payable       675,000            --
Impairment of previously recognized goodwill                3,170,436            --

Acquisition:
    Assets acquired                                                --       404,831
    Goodwill and other intangible assets                           --      (199,943)
    Liabilities assumed                                            --      (200,531)
    Common stock issued                                            --        (4,357)
    Additional paid-in-capital                                     --            --
                                                          ------------  ------------
    Net cash paid for acquisition                         $        --   $        --
                                                          ============  ============
Acquisition:
     Assets acquired                                               --     1,093,304
     Goodwill and other intangible assets                          --     2,376,548
     Liabilities assumed                                           --    (4,457,720)
     Promissory notes issued                                       --     1,000,000
     Organization costs                                            --       (12,132)
                                                          ------------  ------------
     Net cash paid for acquisition                        $        --   $        --
                                                          ============  ============
Acquisition:
     Assets acquired                                               --            --
     Goodwill and other intangible assets                          --        25,188
     Liabilities assumed                                           --            --
     Common stock issued                                           --        (2,300)
     Organization costs                                            --       (22,888)
                                                          ------------  ------------
     Net cash paid for acquisition                        $        --   $        --
                                                          ============  ============


 See accompanying footnotes to the unaudited condensed consolidated financial statements

                               NEXGEN VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation
---------------------

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

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended June 30, 2003. The Company has no awards of stock-based employee compensation outstanding at June 30, 2003 and 2002.

New Accounting Pronouncements
-----------------------------

Effective October 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 has resulted in the recognition of goodwill impairment charges of $3,170,436 for the three months and nine months ended June 30, 2003.

In April 2003, the FASB issued statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not currently have any derivative instruments, nor does the Company currently participate in hedging activities. Therefore, the Company's adoption of SFAS No. 149, as required, is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS No. 150 in its interim reporting as of the fourth quarter of 2003, and adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

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

The total purchase price and carrying value of the net assets acquired of FB Florida were as follows:

        Assets acquired                                         $  404,831
        Goodwill and other intangible assets                      (199,943)
        Liabilities assumed                                       (200,531)
                                                                -----------
        Total consideration paid                                $    4,357
                                                                ===========

In March 2003, FB became a wholly-owned subsidiary when a significant shareholder of the Company contributed the remaining 1% ownership interest of FB to the Company.

On October 20, 2001, the Company acquired an 18.75% interest in Cobra Vision, Inc. ("Cobra") by exchanging 1,200,000 shares of the Company's class B common stock and executing a promissory note to the President of Cobra in the amount of $92,000 for 700 shares of Cobra's common stock. In April 2002, the Company acquired the balance of Cobra by issuing notes aggregating $1,000,000 to the remaining shareholders of Cobra in exchange for all of their shares and the cancellation of an existing note in the amount of $987,868.

On April 10, 2002, the Company completed a share redemption agreement with Cobra's remaining shareholders. The company agreed to issue two (2) non-interest bearing promissory notes aggregating $1,000,000 to replace the $987,868 loan previously advanced to Cobra by the shareholders in exchange for the shareholders' 3,033 shares of Cobra's common stock, which constitute the remaining 81.25% in Cobra. As a result of the transaction, Cobra became a wholly-owned subsidiary of NexGen Vision, Inc.

The total cost of the acquisition is valued at $12,132, the excess principal of the newly issued promissory notes over that of the previous loan advanced to Cobra, and is expensed in the condensed consolidated statement of losses. As of June 30, 2002, the excess of the Company's share of Cobra's net liabilities assumed of $2,376,548 over net assets acquired at the acquisition date has been recorded as goodwill. This goodwill was being amortized on a straight-line basis over 3 years through the third quarter of 2002. The Company ceased amortization of goodwill after the implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) in the fourth quarter of 2002 (see Note H).


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

The total purchase price and carrying value of the net liabilities acquired of Cobra were as follows:

         Assets acquired                                     $  1,093,304
         Goodwill and other intangibles                         3,376,548
         Liabilities assumed                                   (4,457,720)
                                                             -------------
         Total consideration paid                            $     12,132
                                                             =============


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

For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The totals purchase price and carrying value of net assets acquired of NexGen was $22,888. Since its inception in August 2000, and up until the date of the Merger, NexGen was an inactive corporation with no significant assets and liabilities and no material operations. The results of operations subsequent to the date of the Merger are included in the Company's condensed consolidated statement of losses.

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

The total consideration paid was $22,888 and the significant components of the transaction are as follows:


         Common stock retained by NexGen Vision shareholders        $    2,300
         Excess of assets acquired over liabilities assumed            (25,188)
                                                                    -----------
         Total consideration paid                                   $  (22,888)
                                                                    ===========

The excess consideration paid has been accounted for as additional paid in capital.

NOTE D - COMMITMENTS AND CONTINGENCIES

License Agreement
-----------------

In September 2001, the Company executed a License Agreement with Technology Resource International Corporation ("TRIC"), a research and development company experienced in the development of a variety of areas of ophthalmic lens technology and the inventor and owner of a proprietary method for high-speed manufacture of spectacle lenses. This License Agreement was amended in April 2002. TRIC granted the Company a non-exclusive, non-transferable worldwide license to all intellectual property rights related to spectacle lens equipment, products, accessories, and supplies in exchange for 1,100,000 shares of the Company's Class A common stock valued at $1,000,000, and minimum annual royalties equal to the greater of 25% of gross profit or $900,000 per year, commencing in calendar year 2002. The total value of the shares issued of $1,000,000 was charged to license fee expense during the year ended September 30, 2002. Effective in calendar year 2003, the Company is required to pay minimum annual royalty fees of $1,200,000 per year, against higher royalties from sales of the licensed technologies for the life of any patents used by the Company in casting and print coating products or processes. Other royalty payments required include 25% of the gross profits derived from the sale of TRIC intellectual property licensed to the Company and 75% of any royalties, fees or other payments excluding fees relating to the sale of equipment and other tangible properties received from unaffiliated third parties. The Company was obligated to make royalty payments of $600,000 under the License Agreement as of June 30, 2003. Subsequent to the date of the financial statements , TRIC has terminated the License Agreement with the Company due to the Company's non compliance with the terms of the Agreement (see Note J).

Research and Development Agreement
----------------------------------

In September 2001, the Company executed a Research and Development Agreement ("R&D Agreement") with TRIC. This agreement was amended as well in April 2002. This agreement entitles the Company up to four thousand (4,000) hours of research and development services pertaining to ophthalmic lenses and related equipment and accessories. Per the amendment, the Company owed $600,000 in research and development fees prior to October 1, 2002. Subsequent yearly fees total $300,000 per year. The Company may terminate the R&D Agreement after July 1, 2002 by a 90 day written notice. TRIC may charge a late payment fee of one percent per month on all past due balances. For the nine months ended June 30, 2003, the Company incurred $970,000 for research and development fees. Subsequent to the date of the financial statements , TRIC has terminated the R & D Agreement with the Company due to the Company's non compliance with the terms of the Agreement (see Note J).


NOTE E - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of class A common stock with a par value of $.001 per share. As of June 30, 2003, the Company has issued and outstanding 6,881,785 shares of class A common stock. The Company is authorized to issue 7,700,000 shares of class B common stock with a par value of $.001 per share. As of June 30, 2003, the Company has issued and outstanding 7,625,000 shares of class B common stock. The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.0001 per share. As of June 30, 2003, the Company has issued and outstanding 487,500 shares of preferred stock.

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

The Company recorded a compensation charge of $35,944 related to the options issued to Jesup to purchase 7.5 units in the unaudited condensed consolidated statement of losses for the three months ended December 31, 2002. The estimated value of the options granted to the consultants was determined using the Black-Scholes pricing model and the following assumptions: contractual term of five years, a risk free interest rate of 1.44%, a dividend yield of 0% and volatility of 2%.

In January 2003, the Company issued options to purchase three units (see above) exercisable at $27,500 per unit to a third party guarantor ("the guarantor") for refraining from taking action on a defaulted pledge agreement. The options are exercisable for two years beginning at the earlier of the effectiveness of a registration statement with the SEC or one year from the date of issuance. There was no deferred compensation charge related to the issuance of these options, as the Black-Scholes value was immaterial to the condensed consolidated financial statements.

In March 2003, the Company issued 114,285 shares of restricted Class A common stock at $1.53 per share for total net proceeds of $174,975. The Company also issued a common stock subscription for 22,500 shares of restricted Class A common stock at $1.53 per share for total net proceeds of $34,428. The shares were issued in April 2003. The Company also commenced a new private placement through Jesup and in March 2003 sold two units, each unit consisting of 50,000 shares of Series A convertible preferred stock and warrants to purchase 20,000 shares of Class A common stock, exercisable at $3.00 per share. The units were sold at $100,000 per unit for total proceeds of $200,000. The conversion rate for the convertible preferred stock is 1.5 shares of Class A common stock for each share of preferred stock. The warrants are exercisable for two years beginning at the earlier of the effectiveness of a registration statement with the SEC or one year from the date of issuance. The shares and warrants were issued in April 2003.

In April 2003, the Company issued additional options to purchase three units (see above) exercisable at $27,500 per unit to the guarantor for refraining from taking action on a defaulted pledge agreement (see Note G). The options are exercisable for two years beginning at the earlier of the effectiveness of a registration statement with the SEC or one year from the date of issuance. There was no deferred compensation charge related to the issuance of these options, as the Black-Scholes value was immaterial to the condensed consolidated financial statements.

In April 2003, the guarantor converted $675,000 of a note payable to 337,500 shares of the Company's Series A convertible preferred stock and warrants to purchase 135,000 shares of Class A common stock exercisable at $3.00 per share. The warrants are exercisable for two years beginning at the earlier of the effectiveness of a registration statement with the SEC or one year from the date of issuance. There was no deferred compensation charge related to the issuance of these warrants, as the Black-Scholes value was immaterial to the condensed consolidated financial statements. Also, ARB Investment Enterprises, Ltd. ("ARB") converted 75,000 shares of Class B common stock to 75,000 shares of Class A common stock and gifted the shares to the former President of the Company. ARB is an investment company controlled by the former President.

In May 2003, the Company sold a unit consisting of 50,000 shares of Series A convertible preferred stock and warrants to purchase 20,000 shares of Class A common stock, exercisable at $3.00 per share. The unit was sold for total proceeds of $100,000. The conversion rate for the convertible preferred stock is
1.5 shares of Class A common stock for each share of preferred stock. The warrants are exercisable for two years beginning at the earlier of the effectiveness of a registration statement with the SEC or one year from the date of issuance.

NOTE F - SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2003 and 2002, the Company operated in the following two reportable segments:

         o FB Optical is engaged in the business of refurbishing used optical equipment for resale.

         o Cobra Vision is a distributor of ophthalmic polycarbonate lenses used in eyeglasses. The Company also segments its business through geographic locations. Those current geographic segments are:

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

The following table summarizes segment asset and operating balances by reportable segment.

                                                         Nine Months Ended
                                                              June 30,
                                                         2003           2002
                                                     ------------   ------------
      NET SALES TO EXTERNAL CUSTOMERS:
      FB Optical                                     $    96,044    $   165,174
      Cobra Vision                                     1,897,424        844,685
      All Other                                               --             --
                                                     ------------   ------------
          TOTAL SALES TO EXTERNAL CUSTOMERS          $ 1,993,468    $ 1,009,859
                                                     ============   ============
      DEPRECIATION AND AMORTIZATION:
      FB Optical                                     $        --    $   317,222
      Cobra Vision                                        46,764          9,096
      All Other                                               --        198,045
                                                     ------------   ------------
         TOTAL DEPRECIATION AND AMORTIZATION         $    46,764    $   524,363
                                                     ============   ============
      GENERAL AND ADMINISTRATIVE EXPENSE:
      FB Optical                                     $   171,305    $   153,976
      Cobra Vision                                     1,775,280      2,017,580
      All Other                                          962,195        370,870
                                                     ------------   ------------
         TOTAL GENERAL AND ADMINISTRATIVE EXPENSE    $ 2,908,780    $ 2,542,426
                                                     ============   ============
      CAPITAL EXPENDITURES:
      FB Optical                                     $        --    $        --
      Cobra Vision                                       583,271         25,922
      All Other                                               --             --
                                                     ------------   ------------
        TOTAL CAPITAL EXPENDITURES                   $   583,271    $    25,922
                                                     ============   ============
      OPERATING (LOSSES):
      FB Optical                                     $  (110,458)   $  (352,938)
      Cobra Vision                                    (4,358,532)    (1,789,111)
      All Other                                       (1,932,195)      (968,915)
                                                     ------------   ------------
         TOTAL SEGMENT OPERATING LOSSES              $(6,401,185)   $(3,110,964)
                                                     ============   ============

                                                       June 30,        June 30,
                                                         2003           2002
                                                     ------------   ------------
      SEGMENT ASSETS:
      FB Optical                                     $    57,521    $   105,576
      Cobra Vision                                     1,517,306      3,324,178
      All Other                                           40,291        105,881
                                                     ------------   ------------
          TOTAL SEGMENT ASSETS                       $ 1,615,118    $ 3,535,635
                                                     ============   ============

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                                          Nine Months Ended
                                                              June 30,
                                                         2003           2002
                                                     ------------   ------------
      ASSETS:
      United States                                  $ 1,615,118    $ 3,535,635
      China                                                   --             --
      Russia                                                  --             --
      Kiev                                                    --             --
                                                     ------------   ------------
          TOTAL ASSETS                               $ 1,615,118    $ 3,535,635
                                                     ============   ============

Substantially all the Company's sales for the nine months ended June 30, 2003 and 2002 are to the customers in the United States of America.

NOTE G - NOTES PAYABLE

Notes Payable at June 30, 2003 and September 30, 2002 were as follows:

                                                                   September 30,
                                                     June 30, 2003     2002
                                                     ------------   ------------
Series of advances unsecured and payable on
demand to Company officer, accrues interest
at 0% per annum, matures on January 1, 2003.         $    10,229    $    10,229

Bank Line of Credit, secured by receivables,
inventory, property, plant, equipment, and life
insurance on the Company's Chief Executive Officer,
guaranteed by third party (see Note E), line
cannot exceed $550,000, accrues interest at an
annual rate of prime plus 1 %, to be repaid by
December 5, 2002.                                             --        550,000

7% interest bearing note payable to an
investment banking firm. The note is maturing
on October 30, 2003.                                     150,000             --

Note payable to an individual related to the
purchase of Cobra Vision and to the payment of
the line of credit on the Company's behalf,
subordinate to the Bank Line of credit, accrues
interest at 0% per annum, due October 1, 2003.
The Company is in default under the terms of
the note payable.                                        675,249      1,000,000
                                                     ------------   ------------
                                                         835,478      1,560,229
Less: current portion                                   (835,478)    (1,560,229)
                                                     ------------   ------------
                                                     $        --    $        --
                                                     ============   ============

NOTE H - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

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

Upon adoption of FAS 142 in the fourth quarter of 2002, the Company recorded a one-time, non-cash charge of approximately $300,528 to reduce the carrying value of its goodwill related to the purchase of FB California (see Note B). Such charge is non-operational in nature and is reflected as a cumulative effect of accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the three months and nine months ended June 30, 2003 and 2002:

                                       Three Months Ended June 30,     Nine Months Ended June 30,
                                          2003            2002            2003            2002
                                      -------------   -------------   -------------   -------------
Net (Loss)                            $ (4,253,655)   $ (2,957,398)   $ (6,437,964)   $ (3,130,364)
Adjustments:
Amortization of goodwill                        --         481,279              --         515,267
Impairment of goodwill                          --              --              --              --
                                      -------------   -------------   -------------   -------------
Adjusted net (loss)                   $ (4,253,655)   $ (2,476,119)   $ (6,437,964)   $ (2,615,097)
Shares used to compute basic and
  diluted net loss per common share     14,503,285      10,398,889      14,079,322      10,398,889
Adjusted basic and diluted net loss
  per common share                    $      (0.29)   $      (0.24)   $      (0.46)   $      (0.25)
Reported basic and diluted net loss
  per common share                    $      (0.29)   $      (0.28)   $      (0.46)   $      (0.30)


NOTE I - GOODWILL

Management performed an evaluation of future expected cash flows and ability to generate additional gross margins of the assets acquired in the acquisition of FB Florida and Cobra Vision. Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Accordingly, the Company has recorded a goodwill impairment charge of $3,170,436 or $ 0.22 per share during the three months ended June 30, 2003.

NOTE J - SUBSEQUENT EVENTS

Subsequent to the financial statements, the Company received $500,000 in the form of a note payable. The note payable plus accrued and unpaid interest payable at 7% per annum is due on October 30, 2003.

Subsequent to the date of the financial statements , Technology Resources International (TRIC) has terminated the research and development and License Agreements with the Company (see Note D).

Subsequent to the date of the financial statements, the Company defaulted under the terms of a severance agreement with a former employee of the Company .


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003

OVERVIEW
--------

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

We own two subsidiaries that provide products and services to the ophthalmic lens industry. Our principal subsidiary, Cobra Vision has distributed ophthalmic lenses, primarily of polycarbonate lenses for over three years. More recently, Cobra Vision had obtained a worldwide license to a proprietary prescription lens casting system. The Company's Casting R&D and Casting License agreements with Technology Resources International (TRIC) have been terminated by TRIC. TRIC has requested new discussions with the Company to reach an agreement that can be satisfactory to both parties. There are no assurances that a new agreement satisfactory to both TRIC and the Company will be reached. This lens casting system will permit commercial customers to rapidly manufacture photochromic and clear lenses. The Company is prepared to launch the commercialization of these items and expect to deliver the first systems in the first quarter of 2004 if satisfactory agreements can be reached with TRIC. We entered into a three-year supply agreement with Corning, Inc. Corning will supply Cobra Vision with its SunSensors plastic sun-sensitive material used in connection with the lens casting systems to manufacture photochromic lenses which darken in sunlight. Our other subsidiary, FB Optical, Inc. (FB), refurbishes and sells used optical equipment. Cobra Vision generates our primary revenues.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002

RESULTS OF OPERATIONS
---------------------

REVENUES
--------

The Company's total revenues were $533,078 for the three-month period ended June 30, 2003 compared to $936,665 for the same period ended June 30, 2002, a decrease of $403,587. Due the Company's lack of liquidity, the Company's primary supplier has made limited shipments to us, resulting in our inability to meet customer demand for our products and a decrease in sales. Cobra Vision's revenues for the three months ended June 30, 2003 were $496,472. The Company's FB segment generated $36,606 of revenues during the three month period ended June 30, 2003.

GROSS PROFIT
------------

The Company's gross profit was $182,257 or 34.2% for the three months ended June 30, 2003 versus $308,349 or 32.9% for the three months ended June 30, 2002. The $126,092 decrease in gross profit is a result of reduced revenues related to lower than normal inventory levels.

COSTS AND EXPENSES
------------------

Selling, general and administrative ("S G & A") expenses for the three-month period ended June 30, 2003 decreased $1,428,612 from $2,364,631 to $936,019. The decrease is primarily attributable to license and commitment fees of $1.3 million paid to Technology Resource International Corporation ("TRIC") in the quarter ended June 30, 2002. Also, legal and accounting fees of approximately $350,000 were incurred during the last fiscal year quarter related to the acquisition of Cobra Vision and becoming a publicly traded company. Research and development expenditures for the three-month period June 30, 2003 were $300,000 as compared to $400,000 in research and development costs during the same period in 2002. This decrease is associated with the Research and Development Agreement ("R&D Agreement") we entered into with TRIC in September 2001 and amended in April 2002, again in September 2002 and again in June 2003. Depreciation and amortization expense for the three-month period ended June 30, 2003 decreased $472,062 from $490,375 to $18,313. This decrease is mostly due to the adoption of Financial Accounting Standards No. 142 ("FAS 142") in fiscal year 2002 as the Company ceased recording amortization and recorded a one-time, non-cash charge of approximately $300,528 to reduce the carrying value of its goodwill related to the purchase of FB during the fourth quarter of fiscal year 2002.

IMPAIRMENT OF GOODWILL
----------------------

During the three months ended June 30, 2003 management performed an evaluation of future expected cash flows and ability to generate additional gross margins of the assets acquired in the acquisition of FB Florida and Cobra Vision. Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Accordingly, the Company has recorded a goodwill impairment charge of $3,170,436 or $ 0.22 per share during the three months ended June 30, 2003.

INTEREST EXPENSE
----------------

The Company incurred $11,144 of interest expense during the three months ended June 30, 2003 as a result of the debt assumed in connection with the Company's acquisition of Cobra Vision in April 2002.

NET LOSS
--------

Our net loss for the quarter ended June 30, 2003 was $ 4,253,655 in contrast to $2,957,398 for the quarter ended June 30, 2002. The $1,296,257 increase in net loss was due primarily to the goodwill impairment charge during the quarter ended June 30, 2003,. Our net loss per common share (basic and diluted) was $(0.29) for the period ended June 30, 2003 and $(0.28) for the period ended June 30, 2002. The weighted average number of outstanding shares was 14,503,285 for the period ended June 30, 2003 and 10,398,889 for the period ended June 30, 2002.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2003 TO THE NINE MONTHS ENDED JUNE 30, 2002

The pro forma Income Statement information for the nine months ended June 30 assumes we owned Cobra Vision and FB Optical as of October 1, 2001. We acquired Cobra Vision in April 2002 which accounts primarily for the significant difference in actual year-to-year comparisons. We are using the pro forma information because it provides us a more accurate comparison of our results of operations between the current and prior fiscal year. We believe investors will be misled without the pro forma information.

                                    Actual Nine    Actual Nine   Pro Forma Nine Pro Forma Nine
                                    Months Ended   Months Ended   Months Ended   Months Ended
                                      June 30,       June 30,       June 30,       June 30,
                                        2003           2002           2003           2002
                                    ------------   ------------   ------------   ------------
Revenues                            $ 1,993,468    $ 1,009,859    $ 1,993,468    $ 1,888,285
Selling, general and
 administrative expenses              2,908,780      2,542,426      2,908,780      3,749,710
Impairment of Goodwill                3,170,436             --             --             --
Research and development expenses       970,000        400,000        970,000        700,000

(Net loss)                          $(6,437,964)   $(3,130,364)   $(3,267,528)   $(4,459,402)
                                    ============   ============   ============   ============
(Net loss per share)                $     (0.46)   $     (0.30)   $     (0.23)   $     (0.43)
                                    ============   ============   ============   ============

REVENUES
--------

Our revenues were $1,993,468 for the nine months ended June 30, 2003 in contrast to $1,009,859 for the nine months ended June 30, 2002. Using the unaudited pro forma revenues of Cobra Vision and assuming we owned it as of October 1, 2001, our revenues for the nine months ended June 30, 2002 would have been $1,888,285.

GROSS PROFIT
------------

Our gross profit margins were 34.9% for the nine months ended June 30, 2003 versus 35.2% for the nine months ended June 30, 2002. We believe this is attributable to the fact that the gross margins are lower from revenues generated by Cobra Vision than FB Optical.

COSTS AND EXPENSES
------------------

Our Selling, general and administrative ("SG & A") expenses increased 14.4% to $2,908,780 during nine months ended June 30, 2003 in contrast to $2,542,426 during nine months ended June 30, 2002. However, using the unaudited pro forma SG&A expenses of Cobra Vision and assuming we owned it as of October 1, 2001, our SG&A expenses for the nine months ended June 30, 2002 would have been $3,749,710. The decrease of $840,980 was due primarily to the payment of $1.3 million in license and commitment fees to TRIC offset by increase in labor costs, legal and accounting expenses associated with becoming a publicly-traded company, and increased travel expenses associated with fund raising. In addition, during the nine months ended June 30, 2003, we incurred R&D costs of $970,000 in contrast to $400,000 during the prior year nine-month period. These R&D expenses arose from theTRI Casting R&D Agreement. Also, depreciation and amortization expense for the nine-month period ended June 30, 2003 decreased $477,599 from $524,363 to $46,764. This decrease was primarily due to the adoption of Financial Accounting Standards No. 142 ("FAS 142") during fiscal year 2002 as we ceased recording amortization of goodwill and recorded a one-time, non-cash charge of approximately $300,528 to reduce the carrying value of its goodwill related to the purchase of FB Optical during the fourth quarter of fiscal year 2002.

IMPAIRMENT OF GOODWILL
----------------------

During the period ended June 30, 2003 management performed an evaluation of future expected cash flows and ability to generate additional gross margins of the assets acquired in the acquisition of FB Florida and Cobra Vision. Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Accordingly, the Company has recorded a goodwill impairment charge of $3,170,436 or $ 0.22 per share during the nine months ended June 30, 2003.

INTEREST EXPENSE
----------------

The Company incurred $ 36,779 of interest expense during the nine months ended June 30, 2003 as a result of the debt assumed in connection with the Company's acquisition of Cobra Vision in April 2002.

NET LOSS
--------

Our net loss for the nine months ended June 30, 2003 was $ 6,437,964 in contrast to $3,130,364 in nine months ended June 30, 2002. However, if we had owned Cobra Vision as of October 1, 2001, our net loss would have been $4,459,402 for the nine months ended June 30, 2002.

Our net loss per common share (basic and diluted) was $(0.46) for the nine months ended June 30, 2003 and $(0.30) for the nine months ended June 30, 2002. Using the unaudited pro forma net loss of Cobra Vision, and assuming we owned it as of October 1, 2001, our net loss per common share (basic and diluted) for the nine months ended June 30, 2002 would have been $(0.43).

The weighted average number of outstanding shares was 14,079,322 for the nine months ended June 30, 2003 and 10,398,889 shares for the nine months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2003, the Company had a working capital deficit of $5,346,407. The Company generated a deficit in cash flow from operations of $ 1,551,490 for the nine-month period ended June 30, 2003. The deficit in cash flow from operating activities for the nine-month period ended June 30, 2003 is primarily attributable to the Company's net loss from operations of $ 6,437,964 adjusted for an impairment of previously acquired goodwill of $3,170,436, depreciation and amortization of $46,764, compensation expense on options granted to consultants of $35,944, a decrease in accounts receivable of $168,126 and an increase in accounts payable of $1,448,726. To support increased sales of lenses and the launch of NexGen lens casting systems, prepaid expenses increased $117,007. Inventory decreased $144,335 as our primary supplier has only made limited shipments to us. This resulted in inventory levels that are lower than optimum. Cobra Vision inventory decreased from $532,377 at September 30, 2002 to $388,043 at June 30, 2003. Stocks of some items were depleted and customer orders of these items were placed on backorder.

Cash flows used in investing activities for the nine-month period ended June 30, 2003 consisted of the acquisition of $583,271 of equipment used in operations.

The Company met its cash requirements during the period through proceeds from the issuance of Class A common stock of $2,102,153, preferred stock of $300,000, and debt of $500,249, net of costs. During the period, the Company paid $550,000 to reduce the outstanding balance of its line of credit. This resulted in net cash provided by financing activities of $2,313,993.

Due to the Company's lack of liquidity , the Company cannot pay for product received and as a result, the Company is in default of its distribution agreement with Polylite Taiwan ("Polylite"). Polylite continues to ship product on a limited basis so the Company can continue operations. Discussions are underway to renegotiate the agreement with Polylite on terms favorable to the Company. There are no assurances that a new agreement satisfactory to both Polylite Taiwan and the Company will be reached. If an agreement is not reached on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

Subsequent to the date of the financial statements , Technology Resources International (TRIC) has terminated the research and development and License Agreements with the Company . Discussions are underway to renegotiate the License and R & D Agreements, respectively, on terms favorable to the Company. There are no assurances that new Agreement satisfactory to both TRIC and the Company will be reached. If Agreements are not reached on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

As a result of the termination of the TRIC agreements the Company has terminated a purchase order for three casting units from NRG Optical Laboratories of Australia, in addition to negotiating a non-binding letter of intent assigning exclusive distribution product rights to Australia and New Zealand . The Company will attempt to negotiate both purchase orders and distribution rights to Australia and New Zealand if new agreements with TRIC are finalized. There is no guarantee that we will be successful in negotiating such new agreements on terms acceptable to us.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The independent auditors report on our September 30, 2002 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

TRENDS, RISKS AND UNCERTAINTIES
-------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

Our annual report on September 30, 2002 Form 10-KSB, as amended, includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

RELATED PARTY TRANSACTIONS
--------------------------

During the quarter ended June 30, 2003, we issued securities to the former guarantor of our line of credit on two occasions. In exchange for the conversion of $675,000 of debt, we issued the former guarantor 337,500 shares of Series A convertible Preferred Stock and warrants to purchase 135,000 shares of Class A Common Stock. We also issued the former guarantor an option to purchase three units of our securities at $27,500 per unit. Each unit consisted of 25,000 shares of Class A common stock and 12,500 warrants, exercisable at $3.00 per share. The former guarantor currently holds notes totaling approximately $675,000. A payment of $100,000 was due on May 15, 2003 and the balance is due on October 1, 2003. Mr. Gary Lafferty, our chief executive officer, guaranteed payment of the notes and pledged 1,000,000 of his Class B shares. The Company is currently in default under the terms of the note agreement.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate , to allow timely decisions regarding required disclosure. Managment necessarily applied its judgement in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation date).

Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

     (b) CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of business, the Registrant may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) none
     (b) none
     (c) none

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On August 22, 2003, Jack Wissner resigned as the Registrants' Chief Financial Officer and Principal Financial Officer

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

     (a)      Exhibits

         99.1 Certification of Gary Lafferty Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports filed on Form 8-K during the three months ended June 30, 2003

         None.




                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NexGen Vision, Inc.
                                        (Registrant)

Date: September 23, 2003                /s/ Gary Lafferty
                                        ----------------------------------------
                                        Gary Lafferty
                                        Chief Executive Officer and Principal
                                          Financial Officer

                                 CERTIFICATIONS

I, Gary Lafferty, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NexGen Vision, Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: September 23, 2003

/s/ Gary Lafferty
-------------------------------
Gary Lafferty
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)